Form 10-Q
period 2000-03-31
NET GENESIS CORP
filed 2000-05-12
CIK 1004874

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                        Commission file number

================================================================================

                              NETGENESIS CORP.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 04-3236862
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                            150 CAMBRIDGEPARK DRIVE
                              CAMBRIDGE, MA 02140
          (Address of principal executive offices, including zip code)

                                 (617) 665-9200
              (Registrant's telephone number, including area code)

================================================================================

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    [ ]      No    [X]


        As of MAY 8, 2000, there were 21,058,610 shares of the registrant's Common Stock outstanding.

                                NETGENESIS CORP.

                                      INDEX

                                                                           Page

PART I. FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
             CONDENSED BALANCE SHEETS
                 AT MARCH 31, 2000 AND DECEMBER 31, 1999                     3

             STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999          4

             STATEMENTS OF CASH FLOW
                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999          5

             NOTES TO UNAUDITED FINANCIAL STATEMENTS                         6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                         7

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     15

PART II. OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                              15

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      15

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                16

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            16

    ITEM 5.  OTHER INFORMATION                                              16

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               16

SIGNATURES                                                                  17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                NETGENESIS CORP.

                            CONDENSED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   2000           1999
                                                                 ---------     ------------
      ASSETS
      Current assets:
        Cash and cash equivalents...........................     $ 20,536       $  9,643
        Restricted cash.....................................          404           404
        Short-term investments and marketable securities....       52,530          1,184
        Accounts receivable, net............................        3,783          2,457
        Prepaid expenses and other current assets...........          576            137
                                                                 --------       --------
          Total current assets..............................       77,829         13,825
      Marketable securities.................................        9,028            --
      Fixed assets, net.....................................        5,464          3,697
      Other assets..........................................          326            270
                                                                 --------       --------
          Total assets......................................     $ 92,647       $ 17,792
                                                                 ========       ========
      LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
        STOCKHOLDERS' EQUITY (DEFICIT)

      Current liabilities:
        Current portion of capital lease obligations........          184            163
        Current portion of long-term debt...................        1,218          1,163
        Accounts payable....................................        1,269            800
        Accrued expenses....................................        2,718          2,963
        Deferred revenue....................................        1,278          1,383
                                                                 --------       --------
          Total current liabilities.........................        6,667          6,472
      Long-term portion of capital lease obligations........          825            323
      Long-term debt........................................        1,048          1,569
                                                                 --------       --------
          Total liabilities.................................        8,540          8,364
                                                                 --------       --------
      Redeemable convertible preferred stock................           --         36,575
                                                                ---------       --------
      Stockholders' equity (deficit):
        Convertible preferred stock, Series A-1, $.001 par
         value; 200,000 shares authorized, issued and
         outstanding at December 31, 1999...................           --             49
        Convertible preferred stock, Series A-2, $.001 par
         value; 101,430 shares authorized, issued and
         outstanding at December 31, 1999...................           --            137
        Convertible preferred stock, Series A-3, $.001 par
         value; 624,000 shares authorized, issued and
         outstanding at December 31, 1999...................           --          1,531
        Common stock, $.001 par value; 100,000,000 shares
         authorized; 21,046,612 and 3,141,883 issued and
         outstanding at March 31, 2000 and December 31,
         1999, respectively.................................           24              3
        Additional paid-in capital..........................      128,558          6,606
        Deferred compensation...............................       (7,522)        (5,723)
        Note receivable from stockholder....................          (96)           (96)
        Accumulated deficit.................................      (36,943)       (30,838)
        Accumulated other comprehensive income..............           86          1,184
                                                                 --------       --------
          Total stockholders' equity (deficit)..............       84,107        (27,147)
                                                                 --------       --------
          Total liabilities, redeemable convertible preferred
             stock and stockholders' equity (deficit).......     $ 92,647       $ 17,792
                                                                 ========       ========

   The accompanying notes are an integral part of these financial statements.

                                NETGENESIS CORP.
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                            ---------------------
                                                            MARCH 31,   MARCH 31,
                                                              2000        1999
                                                            ---------   ---------
     Revenue:
       Product revenue ................................     $ 2,082      $   468
       Service revenue ................................       1,682          354
                                                            -------      -------
          Total revenue ...............................       3,764          822
                                                            -------      -------
     Cost of revenue:
       Cost of product revenue ........................         128           31
       Cost of service revenue (excluding stock-based
         compensation  of $95 and $1 for  the  three
         months ended March 31, 2000 and 1999,
         respectively) ................................       1,802          417
                                                            -------      -------
         Total cost of revenue ........................       1,930          448
                                                            -------      -------
     Gross profit .....................................       1,834          374
                                                            -------      -------
     Operating expenses:
       Sales and marketing (excluding stock-based
         compensation  of $489 and $8 for the three
         months ended March 31, 2000 and 1999,
         respectively) ................................       4,080        1,600
     Research and development (excluding
         stock-based compensation  of $83 and $4 for the
         three months ended March 31, 2000 and 1999,
         respectively) ................................       2,477          789
     General and administrative (excluding
         stock-based compensation  of $102 and $0 for
         the three months ended March 31, 2000 and 1999
         respectively) ................................       1,682          497
     Stock-based compensation .........................         769           13
                                                            -------      -------
          Total operating expenses ....................       9,008        2,899
                                                            -------      -------
     Loss from operations .............................      (7,174)      (2,525)
     Other income (loss):
       Interest and other income (loss), net ..........         363          (53)
       Gain on sale of short-term investments and
       marketable securities ..........................       1,148         --
                                                            -------      -------
     Net loss .........................................     $(5,663)     $(2,578)
                                                            -------      -------
     Dividends and accretion of redeemable preferred
       stock ..........................................        (442)        (220)
                                                            -------      -------
     Net loss available to common stockholders ........     $(6,105)     $(2,798)
                                                            =======      =======
     Basic and diluted net loss available to common
       stockholders per share .........................     $ (0.73)     $ (3.34)
                                                            =======      =======
     Shares used in computing  basic and diluted net
       loss available to common stockholders per share        8,366          837

     Pro forma basic and diluted net loss per common
       share...........................................     $ (0.34)     $ (0.30)
                                                            =======      =======
     Shares used in computing pro forma basic and
       diluted net loss per common share...............      16,709        8,735


   The accompanying notes are an integral part of these financial statements.

                                NETGENESIS CORP.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                           -----------------------
                                                           MARCH 31,     MARCH 31,
                                                             2000          1999
                                                           ---------     ---------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ........................................     $ (5,663)     $(2,578)
     Adjustments  to  reconcile  net  loss to net cash
     used in operating activities:
       Depreciation and amortization .................          399          102
       Gain  on  sale of  short-term  investments  and
           marketable securities .....................       (1,148)         --
       Non-cash interest expense .....................           21           21
       Stock-based compensation expense ..............          769           13
       Increase (decrease) resulting from changes in
          operating assets and liabilities:
          Accounts receivable ........................       (1,326)         (16)
          Prepaid expenses and other assets ..........         (439)         (45)
          Other assets ...............................          (56)         --
          Deferred revenue ...........................         (105)          16
          Accounts payable ...........................          469           26
          Accrued expenses ...........................         (245)          83
                                                           --------      -------
            Net cash used in operating activities ....       (7,324)      (2,378)
                                                           --------      -------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of fixed assets .....................       (2,166)        (347)
       Purchases of short-term investments and
          marketable securities ......................      (61,472)         --

       Proceeds from sales of  short-term  investments
          and marketable securities ..................        1,148          --
                                                           --------      -------
            Net cash used in investing activities ....      (62,490)        (347)
                                                           --------      -------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds  from  sale  and  leaseback  of  fixed
          assets .....................................          547          --
       Principal payments of capital lease obligations          (24)         --
       Repayment of debt .............................         (488)          (9)
       Proceeds from the issuance of common stock ....       80,653          --
       Proceeds from issuance of redeemable
          convertible preferred stock ................         --          3,000
       Proceeds from exercise of stock options .......           30            4
       Repurchase of restricted common stock .........          (11)        --
                                                           --------      -------
            Net cash provided by financing activities        80,707        2,995
                                                           --------      -------
     Net increase in cash and cash equivalents .......       10,893          269
     Cash and cash equivalents, beginning of period ..        9,643        2,261
                                                           --------      -------
     Cash and cash equivalents, end of period ........     $ 20,536      $ 2,530
                                                           ========      =======

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Dividends and accretion of preferred stock ....     $    442      $   220

     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
       FINANCING ACTIVITIES:
       Additions  to  capital  lease  obligations  for
          sale and leaseback of fixed assets .........          547          --

       Convertible preferred stock warrants issued and
          recorded as debt discount ..................         --            255

       Conversion of redeemable convertible preferred
          stock to common stock......................        36,575          --

       Conversion of convertible preferred stock
          to common stock............................         1,717          --



   The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial results for the periods shown.

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, the financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-93335) filed with the Securities and Exchange Commission.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

NOTE 2 - NET LOSS AVAILABLE TO COMMON STOCKHOLDERS PER COMMON SHARE AND PRO FORMA NET LOSS PER COMMON SHARE

Basic and diluted net loss available to common stockholders per share is computed using the weighted average number of common shares outstanding. Options and warrants were not included in the computation of diluted net loss available to common stockholders per share because the effect would be anti-dilutive.

Pro forma net loss per share has been computed as described above except that it gives effect to the conversion of preferred stock outstanding as if the conversion took place at the beginning of the period presented:

                                                                             THREE MONTHS ENDED
                                                                            ---------------------
                                                                            MARCH 31,   MARCH 31,
                                                                              2000        1999
                                                                            ---------   ---------
     Net loss .........................................................     $(5,663)     $(2,578)
     Dividends and accretion of redeemable preferred stock ............        (442)        (220)
                                                                            -------      -------
     Net loss available to common stockholders ........................     $(6,105)     $ 2,798)
          Weighted average shares .....................................      17,816        1,535
          Weighted average unvested common shares subject to repurchase      (1,107)        (698)
                                                                            -------      -------
     Shares used in computing basic and diluted net loss available to
       common stockholders per share ..................................       8,366          837
     Net loss available to common stockholders per share:
          Basic and diluted ...........................................     $ (0.73)     $ (3.34)
                                                                            =======      =======

    Conversion of convertible preferred stock..........................       8,343        7,898
    Pro forma shares used in computing basic and diluted net loss
      per share........................................................      16,709        8,735
    Pro forma net loss per share:
          Basic and diluted............................................     $ (0.34)      $(0.30)
                                                                            =======       ======


NOTE 3 - EQUITY TRANSACTIONS

For the three months ended March 31, 2000 and 1999, the Company recorded unearned stock-based compensation expense of $2.2 million and $210,000, respectively, for the difference at the grant date between the exercise price of options granted and the deemed fair value of the common stock underlying the options granted during that period. Amortization of deferred stock-based compensation recognized for the three months ended March 31, 2000 and 1999 was $418,000 and $13,000, respectively. In addition, during the three months ended March 31, 2000, the Company recorded stock-based compensation expense of $351,000 related to a separation agreement entered into with a former employee.

On February 29, 2000, the Company completed an initial public offering of common stock. Under the offering, 4,887,500 shares were sold at $18.00 per share. Net proceeds to the Company were $80.3 million after $6,158,000 in aggregate underwriting discounts and commissions and $1,544,000 in other offering expenses.

NOTE 4 - SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Revenue by geographic region is as follows (in thousands):

                          THREE MONTHS ENDED
                         --------------------
                         MARCH 31,  MARCH 31,
                           2000       1999
                          -------   ---------
     United States        $3,246     $  655

     Europe                  372        161

     Australia                53          6

     Other                    93       --
                          ------     ------

     Total                $3,764     $  822
                          ======     ======


One customer accounted for more than 10% of revenue for the quarter ended March 31, 2000. A different customer accounted for more than 10% of revenue for the quarter ended March 31, 1999.

NOTE 5 - COMPREHENSIVE LOSS

The components of comprehensive loss, net of income taxes, are as follows:



(in thousands)                                          Three months ended March 31,
                                                           2000            1999
                                                         -------         -------
 Net loss                                                ($5,663)        ($2,578)
 Unrealized gain on short-term investments and
  marketable securities                                       50            --
                                                         -------         -------
 Comprehensive loss                                      ($5,613)        ($2,578)
                                                         -------         -------



NOTE 6 - SUBSEQUENT EVENT

In April 2000, the Company entered into an agreement to lease approximately 58,000 square feet of office space for its headquarters for approximately $174,000 per month plus other occupancy costs. The Company expects to begin occupancy of this space in August 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed historical financial information and the notes thereto included in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in the Company's Registration Statement on Form S-1 (File No. 333-93335).

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

OVERVIEW

    We offer e-customer intelligence software that enables companies to understand and improve their online businesses. We license our NetAnalysis software product to customers for a fee and also provide related maintenance and support services. In addition, we provide professional consulting services. These services include analytic consulting, product implementation, application integration, customization of e-customer analysis reporting and training.

    We license NetAnalysis and our other software products to our customers primarily on a perpetual, non-exclusive and non-transferable basis. Our pricing model is based on the number of the customer's managed servers, the platform supported and the number of end users of our software, allowing for additional revenue as a customer's requirements grow. Support and maintenance contracts, which are purchased with initial product licenses and are renewable annually thereafter, entitle customers to telephone, e-mail and web-based support and to routine product upgrades, when and if available. The price for our support and maintenance services is based on a percentage of the then-current list price of the software. Consulting fees for implementation services and training are charged either on a time-and-materials basis or on a fixed-fee basis in the case of packaged services, such as our FastPath implementation package.

    Service revenue consists of fees from professional services and from software maintenance and support. Professional services include analytic consulting, product implementation, application integration, report customization, training and support. We recognize professional services fees as we perform the services.

    Customers typically purchase maintenance and support agreements annually. We recognize revenue from maintenance and support agreements ratably over the term of the agreement, typically one year. We record cash receipts from clients and billed amounts due from clients in excess of revenue recognized as deferred revenue. The timing and amount of cash receipts from clients can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period.

    Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish our administrative organization. As a result, we have incurred net losses in each fiscal quarter since December 31, 1994 and, as of March 31, 2000, had an accumulated deficit of $36.9 million. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional consulting services and support, and improve operational and financial systems. We expect that these operating expenses, as well as anticipated capital expenditures, will constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow from operations. We may not achieve or sustain profitability or positive cash flow from operations.

    We have recorded deferred stock-based compensation related to grants of stock options. This amount represents the difference between the exercise price of these stock option grants and the amount subsequently determined to be the fair market value of the underlying common stock for financial reporting purposes at the time of grant. Of this amount, we amortized approximately $418,000 in the quarter ended March 31, 2000. In addition, we recorded stock-based compensation expense of $351,000 related to a severance agreement entered into with a former employee. We will amortize $7.5 million of stock-based compensation ratably over the remaining vesting periods of the options, generally four years or less, which will affect our reported results of operations through 2003. All of these amounts appear on our statements of operations as stock-based compensation.

RESULTS OF OPERATIONS


    Total Revenue. Total revenue increased by $2.9 million, or 358%, to $3.8 million for the quarter ended March 31, 2000 from $822,000 for the quarter ended March 31, 1999. One customer accounted for more than 10% of revenue for the quarter ended March 31, 2000. A different customer accounted for more than 10% of revenue for the quarter ended March 31, 1999.

    Product Revenue. Product revenue increased by $1.6 million, or 345%, to $2.1 million for the quarter ended March 31, 2000 from $468,000 for the quarter ended March 31, 1999. Substantially all of the growth in product revenue was due to increases in the average dollar size of licenses, attributable to larger implementations and price increases. Product revenue as a percentage of total revenue decreased to 55% for the quarter ended March 31, 2000 from 57% for the quarter ended March 31, 1999. We anticipate that revenue from licenses of NetAnalysis will continue to represent a majority of our revenues in the future. We expect that because of our small historical revenue base, the recent percentage growth rates of our product revenue will not be sustainable in the future.

    Service Revenue. Service revenue increased by $1.3 million, or 375%, to $1.7 million for the quarter ended March 31, 2000 from $354,000 for the quarter ended March 31, 1999. Approximately $1.1 million of the increase in the dollar amount of service revenue was attributable to increased implementation and consulting services in connection with increased product license sales. The balance of the increase was attributable to greater sales of maintenance contracts associated with higher dollar value sales of NetAnalysis licenses.

    Cost of Product Revenue. Cost of product revenue consists primarily of royalties associated with third-party software embedded in our software products and software product costs, such as user manuals, packaging and media costs. Cost of product revenue increased by $97,000, or 313%, to $128,000 for the quarter ended March 31, 2000 from $31,000 for the quarter ended March 31, 1999. The increase was attributable to an increase in license fees for third-party software embedded in our NetAnalysis product. Cost of product revenue as a percentage of product revenue declined to 6% for the quarter ended March 31, 2000 from 7% for the quarter ended March 31, 1999.

    Cost of Service Revenue. Cost of service revenue consists primarily of salaries, benefits and associated overhead costs of our professional services organization. Cost of service revenue increased by $1.4 million, or 332%, to $1.8 million for the quarter ended March 31, 2000 from $417,000 for the quarter ended March 31, 1999. Substantially all of the increase was attributable to an increased number of personnel in our professional services organization. This growth has required that we invest in hiring and training personnel and building a management and operational infrastructure. This investment has resulted in the cost of service revenue exceeding our service revenue. Cost of service revenue as a percentage of service revenue decreased to 107% for the quarter ended March 31, 2000 from 118% for the quarter ended March 31, 1999. We expect that in dollar amount our cost of service revenue will continue to exceed our service revenue through at least the second quarter of 2000.

    Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel costs, including related overhead costs and commissions, as well as travel and entertainment expenses, trade show and other promotional expenses, advertising, and other marketing costs. Sales and marketing expenses increased by $2.5 million, or 155%, to $4.1 million for the quarter ended March 31, 2000 from $1.6 million for the quarter ended March 31, 1999. Approximately $1.9 million of the increase was due to increased personnel in our sales and marketing departments. Approximately $160,000 of the increase was due to increased commissions earned by sales personnel on higher dollar sales. The balance of the increase was attributable to increased marketing communications expenditures associated with product introductions and efforts to create increased awareness of our products and services. Sales and marketing expenses as a percentage of total revenue declined to 108% for the quarter ended March 31, 2000 from 195% for the quarter ended March 31, 1999 due primarily to the Company's ability to better leverage the existing resources within the department compared to the prior year period. We expect that sales and marketing expenses will continue to increase in dollar amount to support marketing programs for new product launches, promotion of awareness of our corporate and brand names, international expansion and increased sales efforts..

    Research and Development Expenses. Research and development expenses consist primarily of salaries, benefits and related overhead costs attributable to our research and development organization, as well as the cost of consultants. Research and development expenses increased by $1.7 million, or 214%, to $2.5 million for the quarter ended March 31, 2000 from $789,000 for the quarter ended March 31, 1999. Approximately $1.2 million of the increase was attributable to increased staffing and associated support for software engineers required to expand and enhance our product offerings. Approximately $350,000 of the increase was attributable to increased consulting costs related to the development and enhancement of our products. Research and development expenditures are charged to operations as incurred. Research and development expenses as a percentage of total revenue declined to 66% for the quarter ended March 31, 2000 from 96% for the quarter ended March 31, 1999 due primarily to the Company's ability to better leverage the existing resources within the department compared to the prior year period. We believe that research and development expenses will continue to increase in dollar amount as we add additional research and development personnel.

    General and Administrative Expenses. General and administrative expenses consist primarily of salaries, benefits and overhead costs associated with our executive, finance, human resource, legal, accounting and internal information system functions. General and administrative expenses increased by $1.2 million, or 238%, to $1.7 million for the quarter ended March 31, 2000 from $497,000 for the quarter ended March 31, 1999. Approximately $860,000 of the increase was the result of increased staffing and associated expenses necessary to manage and support our growth. General and administrative expenses as a percentage of total revenue declined to 45% for the quarter ended March 31, 2000 from 60% for the quarter ended March 31, 1999 due primarily to the Company's ability to better leverage the existing resources within the department compared to the prior year period. We expect that general and administrative expenses will continue to increase in dollar amount as we expand our operations and infrastructure to support our planned future growth and transition to operating as a public company.

    Stock-based Compensation. We incurred stock-based compensation expense of $769,000 and $13,000 for the quarters ended March 31, 2000 and 1999, respectively. The expense includes $351,000 related to the extension of options in connection with employee severance. It also includes $418,000 for amortization of the deferred expense attributable to the issuance of stock options with exercise prices less than the amount subsequently determined to be the fair market value of the underlying stock for financial reporting purposes on the date of grant. These options generally vest over four years or less. The remaining deferred compensation expense of approximately $7.5 million will be amortized ratably over the remaining vesting periods of the options, and will affect periods ending after March 31, 2000.

    Other Income (Loss). Other income (loss) consists of interest income, interest expense, other income, other expenses, and realized gain on the sale of marketable securities. Other income increased by $1.6 million to $1.5 million for the quarter ended March 31, 2000 from a loss of $53,000 in the quarter ended March 31, 1999. Approximately $1.1 million of the increase was due to realized gains on marketable securities we sold in the quarter ended March 31, 2000. The balance of the increase was due to higher interest income incurred on larger average outstanding cash and investment balances attributable to our initial public offering during the quarter ended March 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations primarily through private sales of preferred stock, with net proceeds of $35.0 million, and with the net proceeds of $80.3 million from our initial public offering completed in February of 2000. To a lesser extent, we have financed our operations through debt and lease financing. As of March 31, 2000, we had $20.5 million in cash and cash equivalents, an increase of $10.9 million from $9.6 million as of December 31, 1999 and $52.5 million of short-term investments and marketable securities, an increase of $51.3 million from $1,184,000 as of December 31, 1999.

    We used $7.3 million of cash in operations in the quarter ended March 31, 2000 compared to $2.4 million in operations in the quarter ended March 31, 1999. We used cash primarily to fund our net losses from operations. For the quarter ended March 31, 2000, cash used by operating activities was primarily attributable to our net loss of $5.7 million and an increase in accounts receivable of $1.3 million. The increase in accounts receivable was a result of higher sales of our products and services. Cash provided by financing activities was $80.7 million for the quarter ended March 31, 2000 and $3.0 million for the quarter ended March 31, 1999. The principal source of financing for the quarter ended March 31, 2000 was the Company's initial public offering, completed in February 2000, which yielded net proceeds of $80.3 million. Our investing activities resulted in net cash used of $62.5 million for the quarter ended March 31, 2000 and $347,000 for the quarter ended March 31, 1999. For the quarter ended March 31, 2000, approximately $61.5 million of cash was used for the purchase of investments and marketable securities and approximately $2.2 million was used for investment in capital expenditures.

    Capital expenditures were $2.2 million for the quarter ended March 31, 2000, and $347,000 for the quarter ended March 31, 1999. Our capital expenditures consist primarily of purchases of property and equipment, including computer equipment and software. We expect that our capital expenditures will continue to increase in the future.

    We have a subordinated debt agreement with Comdisco, Inc. under which we have obtained a term loan of $3.0 million and an equipment line of credit of up to $1.0 million. The term loans and the equipment line are payable in 36 monthly payments and bear interest at rates of 13.5% and 9%, respectively. As of March 31, 2000, we had $2.3 million outstanding under the term loan agreement and $939,000 outstanding under the equipment line. No additional amounts are available for borrowing under the term loan agreement. In order to lease additional equipment under the equipment line of credit, we must not be in default under the equipment line or under any other agreement, and there must not have been a material change in our credit standing or in our ability to perform our obligations under the equipment line. We believe we were in compliance with these conditions as of March 31, 2000.

    We expect to experience significant growth in our operating expenses in the future in order to execute our business plan, particularly research and development and sales and marketing expenses. As a result, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that the net proceeds from the sale of common stock in our initial public offering will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. Any needed financing may not be available to us on commercially reasonable terms, if at all.

YEAR 2000 STATUS

    The "year 2000" issue refers generally to the problems that some software may have in determining the correct century for the year, which may result in failures or the creation of erroneous results. Many computer systems and software products originally could not reliably distinguish dates beginning on January 1, 2000 from earlier dates. It is possible that some companies' software and computer systems have not been upgraded or replaced in order to correctly process dates beginning in 2000.

    To date, we are not aware that any year 2000 issues have affected our business. Nonetheless, it may be too early to conclude that year 2000 issues will not adversely affect our operations. Our business depends on the operation of numerous systems that could be affected by year 2000 related problems. Those systems include:

    - hardware and software systems we use to deliver services to our customers, including our proprietary software systems as well as hardware and software supplied by third parties;

    - communications networks, such as the Internet and private intranets, which we depend on to communicate both internally and with our customers and potential customers;

    -   the internal systems of our customers and suppliers;

    - the hardware and software systems we use internally to manage our business; and

    - non-information technology systems and services we use in our business, such as telephone systems and building systems.

    Any year 2000 problems that affect these systems could adversely affect our operations. We did not undertake a study of our customers' year 2000 readiness nor did we undertake a study of the environments in which our software may be deployed. Our testing and review procedures may not have been adequate to identify all potential year 2000 issues with these systems. With regard to our software products and services, our testing of NetAnalysis version 4.0 and later releases revealed no year 2000 issues that have not been remedied. Despite testing by us and by current and potential clients, and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could seriously harm our business. Some commentators have predicted significant litigation regarding year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

    We did not incur any material expenditures in connection with identifying or evaluating year 2000 compliance issues. We neither developed nor intend to develop a year 2000 contingency plan.

RISK FACTORS

The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. Anyone making an investment decision with respect to our capital stock or other securities is cautioned to carefully consider these factors, along with the factors discussed under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-93335).

    OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO PREDICT OUR FUTURE OPERATIONS

    Although we were formed in 1994, our current business operations have a limited history. We introduced the first version of our NetAnalysis software in January 1996 and recorded our first revenue from this product and related services in February 1996. To date, we have generated only limited amounts of revenue from the sale of NetAnalysis and related products and services. Accordingly, you have limited information about our company with which to evaluate our business and prospects. Before buying our common stock, you should consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet.

   WE HAVE A HISTORY OF LOSSES, EXPECT TO INCUR SUBSTANTIAL LOSSES AND NEGATIVE OPERATING CASH FLOWS AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE

    We have not achieved profitability since 1994. We expect to continue to incur substantial losses for the foreseeable future and may never become profitable. We incurred net losses of $3.1 million in 1997, $5.8 million in 1998 and $16.0 million in 1999. As a result of ongoing operating losses, we had an accumulated deficit of $36.9 million at March 31, 2000. As we grow our business, we expect operating expenses and capital expenditures to increase significantly, and we expect to continue to incur losses and negative cash flow from operations. As a result, we will need to generate significant revenue to achieve and maintain profitability. We do not believe that we can sustain the percentage rates at which our revenue has grown in recent quarters. We may not be able to sustain or increase profitability or cash flows from operations on a quarterly or annual basis in the future. Our failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

   WE EXPECT OUR REVENUE AND RESULTS OF OPERATIONS TO FLUCTUATE. THE MARKET PRICE OF OUR COMMON STOCK WOULD LIKELY FALL IF OUR QUARTERLY RESULTS ARE LOWER THAN THE EXPECTATIONS OF SECURITY ANALYSTS OR STOCKHOLDERS

    We have experienced substantial fluctuations in both our annual and quarterly revenue and results of operations, and we expect those fluctuations to continue for the foreseeable future. We believe the following factors are those most likely to cause our revenue and results of operations to fluctuate:

    -   uncertain demand for our products and services

    -   unanticipated changes in the market for e-customer intelligence software

    -   the timing of sales and delivery of our products and services

    -   the timing of customer implementations of our products

    -   the mix of revenue derived from our products and services

    - timing of introductions of new products and services by us or our competitors

    -   seasonal trends in our customers' business activity

    - timing of hiring of personnel and changes in productivity of our professional services personnel and direct sales personnel

If our revenue or results of operations fall below the expectations of securities analysts or investors, the market price of our common stock would likely fall, and you could lose some or all of your investment. We budget our expenses in part according to the revenue we forecast. A significant percentage of our expenses, particularly salaries and rent, are relatively fixed. As a result, if our revenue falls below our expectations, we may be unable to curtail our expenses quickly enough to avoid losses greater than expected. As a result, our results of operations may be volatile and difficult to predict. We do not believe that period-to-period comparisons of our revenue and operating results are necessarily meaningful. You should not rely on the results of one quarter as an indication of future performance.

   MOST OF OUR REVENUE EACH QUARTER IS DERIVED FROM A SMALL NUMBER OF LARGE ORDERS. IF WE FAIL TO COMPLETE ONE OR MORE LARGE ORDERS IN ANY QUARTER, OUR REVENUE COULD BE SIGNIFICANTLY LOWER THAN EXPECTED

    We derive a significant portion of our revenue in each quarter from a small number of large orders. For example, during the three months ended March 31, 2000, one customer accounted for more than 10% of our total revenue. Our quarterly operating results could be adversely affected if we were unable to complete one or more large orders in any quarter.

   OUR SALES CYCLES ARE LONG AND UNPREDICTABLE, MAKING IT DIFFICULT TO FORECAST OUR REVENUES AND BUDGET OUR EXPENSES

    Our sales cycles are long and unpredictable, in part because we generally need to educate potential customers about the benefits of e-customer intelligence software. In addition, we believe that, for many of our potential customers, the purchase of our software and services can represent a significant portion of their web site budget and a substantial commitment of personnel resources. As a result, we experience widely varying sales cycles that typically range from two to six months. Our long and varying sales cycles make it difficult to predict the quarter in which particular sales may occur and, therefore, to forecast our revenue and budget our expenses. Moreover, we believe that, as our business develops, a significant portion of our sales will increasingly fall within the last month of a quarter, making it difficult to predict revenue until late in the quarter and to adjust expenses accordingly.

   OUR ABILITY TO INCREASE REVENUE DEPENDS ON EXPANDING OUR DIRECT SALES FORCE, WHICH MAY BE DIFFICULT BECAUSE OF THE SHORTAGE OF QUALIFIED SALES PERSONNEL AND BECAUSE IT TAKES TIME FOR NEW HIRES TO BECOME PRODUCTIVE

    If we are unable to significantly expand our direct sales force, we may not increase our market share or revenue, which could seriously harm our business. To date, we have derived the substantial majority of our revenue from the efforts of our direct sales force. We believe we must increase the size of our direct sales force in order to increase revenue. Competition for qualified sales personnel is intense, and we may not be able to hire a sufficient number of sales people with the skills we need. Moreover, the technical nature of our products lengthens the time it takes for our new sales people to become productive, typically three to six months. This lag in productivity may make it more difficult to meet our sales growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force, and we may be unable to manage a larger sales force.

   BECAUSE THERE IS INTENSE COMPETITION FOR QUALIFIED PERSONNEL IN OUR INDUSTRY, WE MAY NOT BE ABLE TO RECRUIT OR RETAIN THE PERSONNEL WE NEED, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES

    Our ability to achieve our business objectives could be adversely affected if we cannot identify, attract, hire, train, retain and motivate a substantial number of additional personnel. In particular, we are seeking to hire highly skilled systems engineers and other technical and engineering personnel and employees for our professional services organization. Because of the technical nature of our products, it typically takes several months to train our professional service personnel to provide services effectively. If we are unable to expand and train our professional services staff, we could be unable to meet customer demand for our services, which could cause customer dissatisfaction and lost sales. Our headquarters are located in the metropolitan Boston, Massachusetts area, and competition for qualified personnel in this area, as well as the other areas where we need personnel, is intense. Competition is particularly strong for qualified systems engineers and other software development and technical personnel. Many other employers are able to offer significantly more attractive compensation and benefits than we do. We may be unable to recruit and retain the personnel we need. Our business would be seriously harmed if we are unable to retain our existing employees or to hire the other highly qualified personnel we need.

   THE EXPANSION OF OUR BUSINESS HAS PLACED, AND CONTINUES TO PLACE, A SIGNIFICANT STRAIN ON OUR MANAGEMENT, OPERATING SYSTEMS AND RESOURCES AND COULD SERIOUSLY HARM US

    Our failure to properly manage the expansion of our business could seriously harm us. Our business has recently experienced a period of significant and rapid expansion that has placed, and continues to place, a significant strain on our management, operating systems and resources. For example, Brian Zanghi, our Executive Vice President and Chief Operating Officer, joined us in January 2000, and several other members of our management team joined us in 1999. During the three months ended March 31, 2000, the number of our employees grew from 150 to 201, and we plan to continue to expand our business by hiring additional personnel. To the extent that our business continues to grow rapidly, we must implement and improve our operating systems, including our administrative, financial, customer service and operational systems, procedures and controls. We are currently implementing a new software system for human resources management, including payroll and benefits. Our financial accounting and enterprise resource planning software system implementions were completed in January 2000. We could be seriously harmed if our current and anticipated personnel, systems, procedures and controls are inadequate to support our future operations, or if we are unable to complete the necessary improvements to our systems, procedures and controls on a timely basis.

   WE MAY NEED TO ACQUIRE COMPLEMENTARY PRODUCTS, SERVICES, BUSINESSES OR TECHNOLOGIES TO REMAIN COMPETITIVE. ACQUISITIONS MAY BE UNAVAILABLE TO US OR MAY EXPOSE US TO RISKS THAT COULD NEGATIVELY AFFECT OUR OPERATING RESULTS

    We believe our customers will increasingly demand additional product capabilities, features and services. Our internal resources may be inadequate to meet those demands on a timely basis. As a result, we may need to acquire products, services, businesses, technologies or other capabilities in order to remain competitive. Our failure to meet customer demands could seriously harm our business. We may be unable to successfully identify or acquire on commercially reasonable terms the products, services, businesses, technologies or capabilities that we need. Many of our competitors have greater financial resources and more well-established industry relationships than we do, and may therefore compete more effectively for acquisition opportunities. If we make an acquisition, we may be exposed to additional risks that could seriously harm our business, including the following:

    - acquired products, businesses, services, technologies and capabilities may not meet customer needs or may not achieve or sustain widespread market acceptance

    - we may encounter difficulties in assimilating acquired products, services, businesses, technologies and capabilities

    - we may encounter difficulties in integrating acquired personnel and operations

    - acquired products, services, businesses, technologies and capabilities may result in decreased revenue from our existing products and services

    Acquisitions could disrupt our ongoing business, distract our employees, increase our expenses and adversely affect our results of operations. We could issue equity securities to pay for an acquisition, which could dilute the equity interests of our existing stockholders. In addition, acquisitions may involve investment-related or other charges and amortization of acquired technology, goodwill and other intangible assets, which may adversely affect our results of operations.

   OUR BUSINESS AND PROSPECTS WOULD SUFFER IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

    Our success depends in large part on our intellectual property, particularly our software. If we fail to successfully enforce our intellectual property rights, other companies might copy our technology or introduce products or services that compete with ours. This could reduce our revenues and weaken our competitive position. We rely solely on a combination of copyright, trademark and trade secrets law, assignment of invention and confidentiality agreements, confidentiality procedures and licensing arrangements to establish and protect our intellectual property rights. We have no patents. We have filed a provisional patent application relating to our NetActivator technology. We have registered the trademarks NetGenesis and NetAnalysis in the United States and claim trademark rights in CartSmarts, Design for Analysis, DFA, NetDashboard, NetInstrument, NetStream and ReportSite. Our efforts to protect our intellectual property may be inadequate. Existing trade secret, copyright and trademark laws offer only limited protection, and we may be unsuccessful in obtaining that protection, or our efforts to obtain that protection may be opposed by others. For example, we have been advised that our application to register the mark NetGenesis in the European Union has been opposed by a large Spanish insurance company that owns a number of marks incorporating the word "Genesis." In addition, the laws of some foreign countries where we market our products and services do not protect intellectual property rights to the same extent as do the laws of the United States. We may be required to spend significant resources to monitor infringement of and enforce our intellectual property rights.

    Third parties could copy or otherwise obtain and use our products or technology without our authorization. They could also independently develop similar technology that may infringe our intellectual property rights. We may not be able to detect infringement and may lose our competitive position in the market before we do so. Competitors may also design around our technology or develop competing technologies. If this occurs, our business and prospects would be materially and adversely affected.

   OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST US WHICH COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Reliance on intellectual property rights is pervasive in our industry, and we expect that as competition intensifies, companies will continue to pursue vigorous enforcement of their intellectual property rights through litigation and other means. As a result, third parties may claim that our products or services infringe their intellectual property rights. Any such claim could seriously harm our business, results of operations and financial condition. We have not performed a comprehensive analysis of patents that may limit our ability to do business. An increasing number of companies are seeking and obtaining patents regarding methods of doing business on the Internet, and valid patents that apply to our methods of doing business may have been issued or may be issued in the future. Defending any claim of intellectual property infringement, regardless of merit, is expensive and time-consuming and may distract our management's attention away from our business. As a result of any claim or anticipated claim, we may agree or be forced to:

    -   pay substantial damages

    - cease selling or using products and services that incorporate the infringed intellectual property

    - obtain a license for the infringed intellectual property, which might not be available on commercially reasonable terms or which could adversely affect our results of operations and financial condition

    - attempt to modify our products and services to avoid infringing others' intellectual property rights, which we might be unable to do at all or quickly enough to prevent serious harm to our competitive position in the market

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes, foreign currency fluctuation, and changes in the market values of its investments.

INTEREST RATE RISK

The Company's exposure to market rate risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. The Company protects and preserves its invested funds by seeking to limit default, market and reinvestment risk.

Investment in both fixed rate and floating rate interest-earning instruments carries a degree of interest rate risk. The fair market value of fixed rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

FOREIGN CURRENCY RISK

To date, international sales are made by our direct sales force or through international alliances and are primarily transacted in U.S. dollars. As we continue to increase our international business we could be subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors.

The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge any foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings that are material to its business or financial condition.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

a.      Not applicable

b.      Not applicable

c.      Recent Sales of Unregistered Securities

The sales of the securities listed below were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under section 3(b) of the Securities Act as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

        (i) During the quarter ended March 31, 2000, the Company granted options to purchase an aggregate of 1,043,875 shares of Common Stock to an aggregate of 94 employees pursuant to the Company's 1999 Stock Option Plan.

        (ii) During the quarter ended March 31, 2000, options to purchase an aggregate of 162,095 shares of Common Stock were exercised by an aggregate of 33 employees pursuant to the Company's 1995 Stock Option Plan.

d.      Use of Proceeds from Sale of Registered Securities.

On February 29, 2000 we completed an initial public offering of our Common Stock, $0.001 par value. The managing underwriters in the offering were Chase Securities, Inc., Deutsche Bank Securities, Inc., and U.S. Bancorp Piper Jaffray, Inc. (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (the "Registration Statement") (File No. 333-93335) that was declared effective by the Securities and Exchange Commission on February 28, 2000. The offering commenced on February 29, 2000, on which date the 4,887,500 shares of Common Stock registered under the Registration Statement (including 637,500 shares issued upon exercise of the underwriters' over-allotment option) were sold at a price of $18.00 per share. The aggregate underwriting discounts and commissions to the Underwriters were $6,158,000 and the aggregate net proceeds to the Company were approximately $80.3 million after deducting offering expenses of $1,544,000. Through March 31, 2000, we have applied the net proceeds of the offering approximately as follows: $1,136,000 for working capital; $1,420,000 for purchases of fixed assets; and, $262,000 for the repayment of principal on our indebtedness and capital lease obligations. The balance of the net proceeds, in the amount of $61,472,000 has been invested in temporary investments, consisting primarily of high-grade government agency and corporate bonds, pending their future application.

The Company currently expects to use the balance of net proceeds primarily for working capital and general corporate purposes, including funding product development and expanding the sales and marketing organization. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. In addition, we may use a portion of the net proceeds for further development of our product lines through acquisitions of products, technologies and businesses.

None of our offering expenses or the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of NetGenesis or their associates, persons owning 10% or more of any class of equity securities of NetGenesis, or any affiliate of NetGenesis.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits:

        * 3.3      Amended and Restated Certificate of Incorporation

        * 3.5      Amended and Restated By-Laws

         10.19 Lease dated April 4, 2000 between NetGenesis Corp. and New Boston Alewife Limited Partnership

         27.1      Financial Data Schedule

        * Incorporated by reference to the similarly numbered exhibit filed as part of our Registration Statement on Form S-1, File No. 333-93335.

b.       Reports on Form 8-K

         None.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NETGENESIS CORP.


                              By: /s/ JOHN P. DELEA
                                  --------------------------------------
                                  JOHN P. DELEA
                                  CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL ACCOUNTING AND FINANCE OFFICER)

Date: MAY 12, 2000


                                INDEX TO EXHIBIT


Exhibit number                     Description
--------------                     -----------
   *    3.3            Amended and Restated Certificate of Incorporation
   *    3.5            Amended and Restated By-Laws
        10.19          Lease dated April 4, 2000 between NetGenesis Corp. and
                       New Boston Alewife Limited Partnership
        27.1           Financial Data Schedule
--------------

* Incorporated by reference to the similarly numbered exhibit filed as part of our Registration Statement on Form S-1, File No. 333-93335.