Form 10-Q
period 2000-06-30
NET GENESIS CORP
filed 2000-08-14
CIK 1004874

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended JUNE 30, 2000

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

                          Yes    [X]      No    [ ]


        As of AUGUST 8, 2000, there were 21,147,015 shares of the registrant's Common Stock outstanding.

                                NETGENESIS CORP.

                                      INDEX

                                                                            Page

PART I. FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
             CONDENSED BALANCE SHEETS
                 AT JUNE 30, 2000 AND DECEMBER 31, 1999                       3

             STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS AND SIX MONTHS ENDED
                 JUNE 30, 2000 AND 1999                                       4

             STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999              5

             NOTES TO UNAUDITED FINANCIAL STATEMENTS                          6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                          8

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      17

PART II. OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                               18

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       18

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 19

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             19

    ITEM 5.  OTHER INFORMATION                                               19

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                19

SIGNATURES                                                                   20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                NETGENESIS CORP.

                            CONDENSED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                 JUNE 30,     DECEMBER 31,
                                                                   2000           1999
                                                                 --------     ------------

      ASSETS
      Current assets:
        Cash and cash equivalents...........................     $ 10,518       $  9,643
        Restricted cash.....................................          358            404
        Short-term investments and marketable securities....       50,668          1,184
        Accounts receivable, net............................        4,778          2,457
        Prepaid expenses and other current assets...........        1,409            137
                                                                 --------       --------
          Total current assets..............................       67,731         13,825
      Marketable securities.................................       11,201             --
      Fixed assets, net.....................................        7,337          3,697
      Other assets..........................................        1,934            270
                                                                 --------       --------
          Total assets......................................     $ 88,203       $ 17,792
                                                                 ========       ========
      LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
        AND STOCKHOLDERS' EQUITY (DEFICIT)

      Current liabilities:
        Current portion of capital lease obligations........          342            163
        Current portion of long-term debt...................        1,247          1,163
        Accounts payable....................................        1,299            800
        Accrued expenses....................................        3,031          2,963
        Deferred revenue....................................        1,676          1,383
                                                                 --------       --------
          Total current liabilities.........................        7,595          6,472
      Long-term portion of capital lease obligations........          624            323
      Long-term debt........................................          929          1,569
      Other long-term liabilities...........................           13             --
                                                                 --------       --------
          Total liabilities.................................        9,161          8,364
                                                                 --------       --------
      Commitments and contingencies (Note 6)................

      Redeemable convertible preferred stock................           --         36,575
                                                                ---------       --------
      Stockholders' equity (deficit):
        Convertible preferred stock, Series A-1, $.001 par
         value; 200,000 shares authorized, issued and
         outstanding at December 31, 1999...................           --             49
        Convertible preferred stock, Series A-2, $.001 par
         value; 101,430 shares authorized, issued and
         outstanding at December 31, 1999...................           --            137
        Convertible preferred stock, Series A-3, $.001 par
         value; 624,000 shares authorized, issued and
         outstanding at December 31, 1999...................           --          1,531
        Common stock, $.001 par value; 100,000,000 shares
         authorized; 21,105,640 and 3,141,883 issued and
         outstanding at June 30, 2000 and December 31,
         1999, respectively.................................           21              3
        Additional paid-in capital..........................      128,614          6,606
        Deferred compensation...............................       (6,716)        (5,723)
        Note receivable from stockholder....................          (96)           (96)
        Accumulated deficit.................................      (42,794)       (30,838)
        Accumulated other comprehensive income..............           13          1,184
                                                                 --------       --------
          Total stockholders' equity (deficit)..............       79,042        (27,147)
                                                                 --------       --------
          Total liabilities, redeemable convertible
             preferred stock and stockholders' equity
             (deficit)......................................     $ 88,203       $ 17,792
                                                                 ========       ========


   The accompanying notes are an integral part of these financial statements.

                                NETGENESIS CORP.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            --------------------   --------------------
                                                            JUNE 30,    JUNE 30,   JUNE 30,    JUNE 30,
                                                              2000        1999       2000        1999
                                                            --------    --------   --------    --------

     Revenue:
       Product revenue ................................     $ 3,245      $   676   $  5,327    $  1,144
       Service revenue ................................       2,542          458      4,224         812
                                                            -------      -------   --------    --------
          Total revenue ...............................       5,787        1,134      9,551       1,956
                                                            -------      -------   --------    --------
     Cost of revenue:
       Cost of product revenue ........................         191           43        319          74
       Cost of service revenue (excluding stock-based
         compensation of $83, $2, $178, and $3 for the
         three and six months ended June 30, 2000 and
         the three and six months ended June 30, 1999,
         respectively) ................................       2,487          527      4,289         944
                                                            -------      -------   --------    --------
         Total cost of revenue ........................       2,678          570      4,608       1,018
                                                            -------      -------   --------    --------
     Gross profit .....................................       3,109          564      4,943         938
                                                            -------      -------   --------    --------
     Operating expenses:
       Sales and marketing (excluding stock-based
         compensation of $452, $18, $941 and $26 for
         the three and six months ended June 30, 2000
         and the three and six months ended June 30,
         1999, respectively) ..........................       5,187        1,865      9,267       3,465
       Research and development (excluding stock-based
         compensation  of $127, $14, $210 and $18 for
         the three and six months ended June 30, 2000
         and the three and six months ended June 30,
         1999, respectively) ..........................       2,530          981      5,007       1,770
       General and administrative (excluding
         stock-based compensation  of $168, $2, $270,
         and $2 for the three and six months ended
         June 30, 2000 and the three and six months
         ended June 30, 1999, respectively) ...........       1,544          499      3,226         996
     Stock-based compensation .........................         830           36      1,599          49
                                                            -------      -------   --------    --------
          Total operating expenses ....................      10,091        3,381     19,099       6,280
                                                            -------      -------   --------    --------
     Loss from operations .............................      (6,982)      (2,817)   (14,156)     (5,342)
     Other income (loss):
       Interest and other income (loss), net ..........       1,131          (71)     1,494        (124)
       Gain on sale of short-term investments and
       marketable securities ..........................          --           --      1,148          --
                                                            -------      -------   --------    --------
     Net loss .........................................     $(5,851)     $(2,888)  $(11,514)    $(5,466)
                                                            -------      -------   --------    --------
     Dividends and accretion of redeemable preferred
       stock ..........................................          --         (367)      (442)       (587)
                                                            -------      -------   --------    --------
     Net loss available to common stockholders ........     $(5,851)     $(3,255)  $(11,956)    $(6,053)
                                                            =======      =======   ========    ========
     Basic and diluted net loss available to common
       stockholders per share .........................     $ (0.29)     $ (2.95)  $  (0.84)    $ (6.23)
                                                            =======      =======   ========     =======
     Shares used in computing  basic and diluted net
       loss available to common stockholders per share       20,133        1,105     14,249         971

     Pro forma basic and diluted net loss per common
       share...........................................     $ (0.29)     $ (0.28)  $  (0.63)    $ (0.58)
                                                            =======      =======   ========     =======
     Shares used in computing pro forma basic and
       diluted net loss per common share...............      20,133       10,149     18,421       9,446


   The accompanying notes are an integral part of these financial statements.

                                NETGENESIS CORP.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             SIX MONTHS ENDED
                                                           ---------------------
                                                           JUNE 30,     JUNE 30,
                                                             2000         1999
                                                           --------     --------

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ........................................     $(11,514)     $(5,466)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization .................        1,107          232
       Gain on sale of short-term investments and
           marketable securities .....................       (1,220)          --
       Non-cash interest expense .....................           41           42
       Stock-based compensation expense ..............        1,599           49
       Increase (decrease) resulting from changes in
          operating assets and liabilities:
          Accounts receivable ........................       (2,321)        (792)
          Prepaid expenses and other assets ..........       (1,272)        (187)
          Other assets ...............................           17           --
          Deferred revenue ...........................          293          178
          Accounts payable ...........................          499          (16)
          Accrued expenses ...........................           68           60
          Other long term liabilities ................           13           --
                                                           --------      -------
            Net cash used in operating activities ....      (12,690)      (5,900)
                                                           --------      -------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of fixed assets .....................       (4,748)        (920)
       Purchases of short-term investments and
          marketable securities ......................      (63,644)          --
       Proceeds from sales of short-term investments
          and marketable securities ..................        3,009           --
       Decrease in restricted cash ...................           46         (280)
       Increase in other assets.......................       (1,681)          --
                                                           --------      -------
            Net cash used in investing activities ....      (67,018)      (1,200)
                                                           --------      -------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale and leaseback of fixed
          assets .....................................          547           --
       Principal payments of capital lease obligations          (67)          --
       Proceeds from issuance of debt.................           --        3,425
       Repayment of debt .............................         (597)          (9)
       Proceeds from the issuance of common stock ....       80,653           --
       Proceeds from issuance of redeemable
          convertible preferred stock ................           --       20,873
       Proceeds from exercise of stock options .......           58           81
       Repurchase of restricted common stock .........          (11)          --
                                                           --------      -------
            Net cash provided by financing activities.       80,583       24,370
                                                           --------      -------
     Net increase in cash and cash equivalents .......          875       17,270
     Cash and cash equivalents, beginning of period ..        9,643        2,261
                                                           --------      -------
     Cash and cash equivalents, end of period ........     $ 10,518      $19,531
                                                           ========      =======

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Dividends and accretion of preferred stock ....     $    442      $   587

     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
       FINANCING ACTIVITIES:
       Additions to capital lease obligations for
          sale and leaseback of fixed assets .........          547           --

       Convertible preferred stock warrants issued and
          recorded as debt discount ..................           --          255

       Conversion of redeemable convertible preferred
          stock to common stock.......................       36,575           --

       Conversion of convertible preferred stock
          to common stock.............................        1,717           --

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

Pro forma net loss per share has been computed as described above except that it gives effect to the conversion of preferred stock outstanding as if the conversion took place at the beginning of the period presented:



                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      --------------------    -------------------
                                                      JUNE 30,    JUNE 30,    JUNE 30,   JUNE 30,
                                                        2000        1999        2000       1999
                                                      --------    --------    --------   --------

     Net loss ...................................     $(5,851)     $(2,888)   $(11,514)  $(5,466)
     Dividends and accretion of redeemable
     preferred stock ............................          --         (367)       (442)     (587)
                                                      -------      -------     -------   -------
     Net loss available to common stockholders ...    $(5,581)     $(3,255)   $(11,956)  $(6,053)
     Weighted average shares .....................     21,068        2,142      15,270     1,840
     Weighted average unvested common shares
     subject to repurchase .......................       (935)      (1,037)     (1,021)     (869)
                                                      -------      -------     -------   -------
     Shares used in computing basic and diluted
     net loss available to common stockholders
     per share ...................................     20,133        1,105      14,249       971
     Net loss available to common stockholders
     per share:
          Basic and diluted ......................    $ (0.29)     $ (2.95)    $ (0.84)  $ (6.23)
                                                      =======      =======     =======   =======

    Conversion of convertible preferred stock.....         --        9,044       4,172     8,475
    Pro forma shares used in computing basic and
    diluted net loss per share....................     20,133       10,149      18,421     9,446
    Pro forma net loss per share:
          Basic and diluted.......................    $ (0.29)     $ (0.28)    $ (0.63)  $ (0.58)
                                                      =======      =======     =======   =======

Options to purchase shares of NetGenesis' common stock totaling 2,549,000 and 1,541,000 at June 30, 2000 and 1999, respectively, and warrants to purchase common stock totaling 210,000 and 296,000 at June 30, 2000 and 1999, respectively, were outstanding but were not included in the computation of diluted earnings per share as the inclusion of these shares would have been antidilutive.

NOTE 3 - EQUITY TRANSACTIONS

For the six months ended June 30, 2000 and 1999, the Company recorded deferred stock-based compensation of $1.9 million and $942,000, respectively, for the difference at the grant date between the exercise price of options granted and the deemed fair value of the common stock underlying the options granted during those periods. Amortization of deferred stock-based compensation for the three months ended June 30, 2000 and 1999 was $500,000 and $36,000, respectively. Amortization of deferred stock-based compensation for the six months ended June 30, 2000 and 1999 was $918,000 and $49,000, respectively. In addition, during the three months ended June 30, 2000 and 1999, the Company recorded stock-based compensation expense of $330,000 and $0 related to separation agreements entered into with former employees. During the six months ended June 30, 2000 and 1999, the Company recorded stock-based compensation expense of $681,000 and $0 related to separation agreements entered into with former employees.

On February 29, 2000, the Company completed an initial public offering of common stock. In the offering, 4,887,500 shares were sold at $18.00 per share. Net proceeds to the Company were $80.3 million after $6,158,000 in aggregate underwriting discounts and commissions and $1,544,000 in other offering expenses.

NOTE 4 - SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Revenue by geographic region is as follows (in thousands):

                         THREE MONTHS ENDED      SIX MONTHS ENDED
                         -------------------    -------------------
                         JUNE 30,   JUNE 30,    JUNE 30,   JUNE 30,
                           2000       1999        2000       1999
                         --------   --------    --------   --------

     United States        $5,117     $1,028      $8,363     $1,683

     Europe                  552         86         924        247

     Australia                10         20          63         26

     Other                   108         --         201         10
                          ------     ------      ------     ------

     Total                $5,787     $1,134      $9,551     $1,956
                          ======     ======      ======     ======



Each of two customers accounted for more than 10% of revenue for the quarter ended June 30, 2000. Each of two customers accounted for more than 10% of revenue for the quarter ended June 30, 1999. No customer accounted for more than 10% of revenue for the six months ended June 30, 2000 or June 30, 1999, respectively.


NOTE 5 - COMPREHENSIVE LOSS

THE COMPONENTS OF COMPREHENSIVE LOSS, NET OF INCOME TAXES, ARE AS FOLLOWS:


                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        -------------------------     -------------------------
(IN THOUSANDS)                                          JUNE 30,         JUNE 30,     JUNE 30,         JUNE 30,
                                                          2000             1999         2000             1999
                                                          ----             ----         ----             ----

 NET LOSS                                               ($5,851)         ($2,888)     ($11,514)        ($5,466)
 UNREALIZED GAIN ON SHORT-TERM INVESTMENTS AND
  MARKETABLE SECURITIES                                     (72)              --          (105)             --
                                                        -------          -------      --------         -------
 COMPREHENSIVE LOSS                                     ($5,923)         ($2,888)     ($11,619)        ($5,466)
                                                        -------          -------      --------         -------



NOTE 6 - COMMITMENTS AND CONTINGENCIES

In April 2000, the Company entered into an agreement to lease approximately 58,000 square feet of office space for its headquarters for approximately $174,000 per month plus other occupancy costs. The Company expects to begin occupancy of this space in October 2000.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Option No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer for three quarters the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The SEC has recently indicated it intends to issue further guidance with respect of adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operation.

NOTE 8 - SUBSEQUENT EVENT

During the three months ending September 30, 2000, the Company will record a charge of approximately $140,000 related to a separation agreement entered into in July 2000 with the Company's former Vice President, Western Region Sales. Of this amount, $31,000 will be included in sales and marketing expenses and $109,000 will be included in stock-based compensation.

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

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THESE FORWARD-LOOKING STATEMENTS INCLUDING THOSE SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE AND THE MATTERS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

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

     Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish our administrative organization. As a result, we have incurred net losses in each fiscal quarter since December 31, 1994 and, as of June 30, 2000, had an accumulated deficit of $42.8 million. We anticipate that our operating expenses will continue to increase in future quarters as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional consulting services and support, and improve operational and financial systems. We expect that these operating expenses, as well as anticipated capital expenditures, will constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow from operations. We may not achieve or sustain profitability or positive cash flow from operations.

     We have recorded deferred stock-based compensation related to grants of stock options. This amount represents the difference between the exercise price of these stock option grants and the amount subsequently determined to be the fair market value of the underlying common stock for financial reporting purposes at the time of grant. Of this amount, we amortized approximately $500,000 and $918,000 in the quarter and six months ended June 30, 2000. In addition, we recorded stock-based compensation expense of $330,000 and $681,000 related to severance agreements entered into with former employees for the quarter and six months ended June 30, 2000. We will amortize $6.7 million of stock-based compensation ratably over the remaining vesting periods of the options, generally four years or less, which will affect our reported results of operations through 2003. All of these amounts appear on our statements of operations as stock-based compensation.

RESULTS OF OPERATIONS


     Total Revenue. Total revenue increased by $4.7 million, or 410%, to $5.8 million for the quarter ended June 30, 2000 from $1.1 million for the quarter ended June 30, 1999. Total revenue increased by $7.6 million, or 388%, to $9.6 million for the six months ended June 30, 2000 from $2.0 million for the six months ended June 30, 1999. Each of two customers accounted for more than 10% of total revenue for the quarter ended June 30, 2000. Each of two customers accounted for more than 10% of total revenue for the quarter ended June 30, 1999. No customer accounted for 10% of total revenue for the six months ended June 30, 2000 and no customer accounted for 10% of revenue for the six months ended June 30, 1999. International sales accounted for approximately 12% and 9% of our total revenues for the quarters ended June 30, 2000 and 1999, respectively. International sales accounted for approximately 12% and 15% of our total revenues for the six months ended June 30, 2000 and 1999, respectively. The majority of international sales to date were made in Canada and Europe by our direct sales force located in the United States and London. We expect that because of our small historical revenue base, the recent percentage growth rates of our total revenue will not be sustainable in the future.


     Product Revenue. Product revenue increased by $2.6 million, or 380%, to $3.2 million for the quarter ended June 30, 2000 from $676,000 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, product revenue was $5.3 million, an increase of $4.2 million, or 366% from $1.1 million for the six months ended June 30, 1999. Substantially all of the growth in product revenue was due to increases in the average dollar size of licenses, attributable to larger implementations and price increases. Product revenue as a percentage of total revenue decreased to 56% for the quarter ended June 30, 2000 from 60% for the quarter ended June 30, 1999. Product revenue as a percentage of total revenue decreased to 56% for the six months ended June 30, 2000 from 58% for the six months ended June 30, 1999. We anticipate that revenue from licenses of NetAnalysis will continue to represent a majority of our revenues in the future.

     Service Revenue. Service revenue increased by $2.1 million, or 455%, to $2.5 million for the quarter ended June 30, 2000 from $458,000 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, service revenue was $4.2 million, an increase of $3.4 million, or 420% from $812,000 for the six months ended June 30, 1999. The increases in service revenue were primarily attributable to increased implementation and consulting services delivered in connection with increased product license sales. To a lesser extent, the increases were attributable to increased average dollar size of maintenance contracts associated with higher dollar value sales of NetAnalysis licenses. We expect that because of our small historical revenue base, the recent percentage growth rates of our service revenue will not be sustainable in the future.

     Cost of Product Revenue. Cost of product revenue consists primarily of royalties associated with third-party software embedded in our software products and software product costs, such as user manuals, packaging and media costs. These costs were $191,000 and $319,000, or 6% of product revenue for the three and six months ended June 30, 2000, as compared to $43,000 and $74,000, or 6% of product revenue for the corresponding periods in fiscal 1999. The increases in costs of revenues in absolute dollar amounts reflect the higher volumes of product shipped and related third-party royalties.

     Cost of Service Revenue. Cost of service revenue consists primarily of salaries, benefits and associated overhead costs of our professional services organization. These costs were $2.5 million and $4.3 million, respectively, for the three and six months ended June 30, 2000, as compared to $527,000 and $944,000, respectively, for the corresponding periods in fiscal 1999. Substantially all of these absolute dollar increases were attributable to the increased number of personnel in our professional services organization. Our growth has required that we invest in hiring and training personnel and building a management and operational infrastructure. This investment has resulted in the cost of service revenue exceeding our service revenue in six of the last seven quarters. Cost of service revenue as a percentage of service revenue was 98% and 102%, respectively, for the three and six months ended June 30, 2000, as compared to 115% and 116% respectively, for the corresponding periods in fiscal 1999.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel costs, including related overhead costs and commissions, as well as travel and entertainment expenses, trade show and other promotional expenses, advertising, and other marketing costs. Sales and marketing expenses were $5.2 million and $1.9 million, or 90% and 164% of total revenues, for the quarters ended June 30, 2000 and 1999, respectively. Sales and marketing expenses were $9.3 million and $3.5 million, or 97% and 177% of total revenues, for the six months ended June 30, 2000 and 1999, respectively. The increases in sales and marketing expenses in absolute dollar amounts were primarily attributable to increased personnel-related costs associated with increased headcount in our sales and marketing organizations and related increases in incentive compensation paid to sales personnel. The decreases in sales and marketing expenses as a percentage of total revenue were due primarily to increased productivity from our personnel compared to the prior year periods. We expect that sales and marketing expenses will continue to increase in dollar amount to support marketing programs for new product launches, promotion of awareness of our corporate and brand names, international expansion and increased sales efforts.

     Research and Development Expenses. Research and development expenses consist primarily of salaries, benefits and related overhead costs attributable to our research and development organization, as well as the cost of consultants. Research and development expenditures are charged to operations as incurred. Research and development expenses were $2.5 million and $981,000, or 44% and 87% of total revenues, for the quarters ended June 30, 2000 and 1999, respectively. Research and development expenses were $5.0 million and $1.8 million, or 52% and 90% of total revenues, for the six months ended June 30, 2000 and 1999, respectively. The increases in research and development expenses in absolute dollar amounts were primarily attributable to increased staffing and associated support for software engineers required to expand and to enhance our product offerings. The decreases in research and development expenses as a percentage of total revenue were due primarily to increased productivity from our personnel compared to the prior year periods. We believe that research and development expenses will continue to increase in dollar amount as we add additional research and development personnel.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries, benefits and related overhead costs associated with our executive, finance, human resources, legal, accounting and internal information systems functions. General and administrative expenses were $1.5 million and $499,000, or 27% and 44% of total revenues, for the quarters ended June 30, 2000 and 1999, respectively. General and administrative expenses were $3.2 million and $996,000, or 34% and 51% of total revenues, for the six months ended June 30, 2000 and 1999, respectively.

The increases in general and administrative expenses in absolute dollar amounts were primarily attributable to increased staffing and associated expense necessary to manage and support our growth. The decreases in general and administrative expenses as a percentage of total revenue were due primarily to increased productivity from our personnel compared to the prior year periods. We expect that general and administrative expenses will continue to increase in dollar amount as we expand our operations and infrastructure to support our planned future growth and transition to operating as a public company.

     Stock-based Compensation. We incurred stock-based compensation expense of $830,000 and $36,000 for the quarters ended June 30, 2000 and 1999, respectively. For the quarter ended June 30, 2000, the expense includes $330,000 related to the extension of options in connection with employee severance. It also includes $500,000 for amortization of the deferred expense attributable to the issuance of stock options with exercise prices less than the amount subsequently determined to be the fair market value of the underlying stock for financial reporting purposes on the date of grant. For the six months ended June 30, 2000 and 1999, we incurred stock-based compensation expense of $1.6 million and $49,000, respectively. For the six months ended June 30, 2000, the expense includes $681,000 related to the extension of options in connection with employee severance. It also includes $918,000 for amortization of the deferred expense attributable to the issuance of stock options with exercise prices less than the amount subsequently determined to be the fair market value of the underlying stock for financial reporting purposes on the date of grant. These options generally vest over four years or less. The remaining deferred compensation expense of approximately $6.7 million will be amortized ratably over the remaining vesting periods of the options, and will affect periods ending after June 30, 2000.

     Other Income (Loss). Other income (loss) consists of interest income, interest expense, other income, other expenses, and realized gain on the sale of marketable securities. Other income (loss) was $1.1 million for the quarter ended June 30, 2000 and ($71,000) for the quarter ended June 30, 1999. The increase was due to higher interest income incurred on larger average outstanding cash and investment balances attributable to our initial public offering during the quarter ended March 31, 2000. Other income (loss) was $2.6 million for the six months ended June 30, 2000 and ($124,000) for the six months ended June 30, 1999. Approximately $1.1 million of the increase was due to realized gains on marketable securities we sold in the quarter ended March 31, 2000. The balance of the increase was due to higher interest income incurred on larger average outstanding cash and investment balances attributable to our initial public offering.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer for three quarters the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through private sales of preferred stock, with net proceeds of $35.0 million, and with the net proceeds of $80.3 million from our initial public offering completed in February of 2000. To a lesser extent, we have financed our operations through debt and lease financing. As of June 30, 2000, we had $61.5 million in cash and cash equivalents, restricted cash, and short term investments, a decrease of $12.0 million from $73.5 million as of March 30, 2000.

     We used $12.7 million of cash in operations in the six months ended June 30, 2000 compared to $5.9 million in operations in the six months ended June 30, 1999. Net cash used in operations for the six months ended June 30, 2000 was primarily attributable to our $11.5 million net loss generated during the period, an increase in accounts receivable of $2.3 million and an increase in prepaid expenses and other current assets of $1.3 million. This was offset in part by non-cash charges for stock-based compensation expense of $1.6 million and depreciation and amortization expense of $1.1 million, and increases in deferred revenue and accrued expenses of $293,000 and $499,000, respectively. Cash provided by financing activities was $80.6 million for the six months ended June 30, 2000 and $24.4 million for the six months ended June 30, 1999. The principal source of financing for the six months ended June 30, 2000 was the Company's initial public offering, completed in February 2000, which yielded net proceeds of $80.3 million. Our investing activities resulted in net cash used of $67.0 million for the six months ended June 30, 2000 and $1.2 million for the six months ended June 30, 1999. For the six months ended June 30, 2000, approximately $60.6 million of cash was used for the purchase of investments and marketable securities and approximately $4.7 million was used for investment in capital expenditures.

     Capital expenditures were $4.7 million for the six months ended June 30, 2000, and $920,000 for the six months ended June 30, 1999. Our capital expenditures consist primarily of purchases of property and equipment, including computer equipment and software. We expect that our capital expenditures will continue to increase in the future.

     We have a subordinated debt agreement with Comdisco, Inc. under which we have obtained a term loan of $3.0 million and an equipment line of credit of up to $1.0 million. The term loans and the equipment line are payable in 36 monthly payments and bear interest at rates of 13.5% and 9%, respectively. As of June 30, 2000, we had $2.2 million outstanding under the term loan agreement and $966,000 outstanding under the equipment line. No additional amounts are available for borrowing under the term loan agreement. In order to lease additional equipment under the equipment line of credit, we must not be in default under the equipment line or under any other agreement, and there must not have been a material change in our credit standing or in our ability to perform our obligations under the equipment line. We believe we were in compliance with these conditions as of June 30, 2000.

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

     We have not achieved profitability since 1994. We expect to continue to incur substantial losses for the foreseeable future and may never become profitable. We incurred net losses of $3.1 million in 1997, $5.8 million in 1998 and $16.0 million in 1999. As a result of ongoing operating losses, we had an accumulated deficit of $42.8 million at June 30, 2000. As we grow our business, we expect operating expenses and capital expenditures to increase significantly, and we expect to continue to incur losses and negative cash flow from operations. As a result, we will need to generate significant revenue to achieve and maintain profitability. We do not believe that we can sustain the percentage rates at which our revenue has grown in recent quarters. We may not be able to sustain or increase profitability or cash flows from operations on a quarterly or annual basis in the future. Our failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

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

     We derive a significant portion of our revenue in each quarter from a small number of large orders. For example, during the three months ended June 30, 2000, each of two customers accounted for more than 10% of our total revenue. Our quarterly operating results could be adversely affected if we were unable to complete one or more large orders in any quarter.

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

     Our failure to properly manage the expansion of our business could seriously harm us. Our business has recently experienced a period of significant and rapid expansion that has placed, and continues to place, a significant strain on our management, operating systems and resources. For example, Brian Zanghi, our Executive Vice President and Chief Operating Officer, joined us in January 2000, and several other members of our management team joined us in 1999. During the six months ended June 30, 2000, the number of our employees grew from 150 to 210, and we plan to continue to expand our business by hiring additional personnel. To the extent that our business continues to grow rapidly, we must implement and improve our operating systems, including our administrative, financial, customer service and operational systems, procedures and controls. We are currently implementing a new software system for human resources management, including payroll and benefits. Our financial accounting and enterprise resource planning software system implementions were completed in January 2000. We could be seriously harmed if our current and anticipated personnel, systems, procedures and controls are inadequate to support our future operations, or if we are unable to complete the necessary improvements to our systems, procedures and controls on a timely basis.

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

INTEREST RATE RISK

Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. We protect and preserve our invested funds by seeking to limit default, market and reinvestment risk.

Investment in both fixed rate and floating rate interest-earning instruments carries a degree of interest rate risk. The fair market value of fixed rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

FOREIGN CURRENCY RISK

To date, international sales are made by our direct sales force or through international alliances and are primarily transacted in U.S. dollars. As we continue to increase our international business we could be subject to risks typical of an international business, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge any foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

We are not involved in any legal proceedings that are material to its business or financial condition.

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

        (i) During the quarter ended June 30, 2000, the Company granted options to purchase an aggregate of 198,750 shares of Common Stock to an aggregate of 31 employees pursuant to the Company's 1999 Stock Option Plan.

        (ii) During the quarter ended June 30, 2000, options to purchase an aggregate of 58,631 shares of Common Stock were exercised by an aggregate of 28 employees pursuant to the Company's 1995 Stock Option Plan, and options to purchase an aggregate of 397 shares of Common Stock were exercised by an aggregate of 3 employees pursuant to the Company's 1999 Stock Option Plan.

d.      Use of Proceeds from Sale of Registered Securities.

On February 29, 2000 we completed an initial public offering of our Common Stock, $0.001 par value. The managing underwriters in the offering were Chase Securities, Inc., Deutsche Bank Securities, Inc., and U.S. Bancorp Piper Jaffray, Inc. (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act on a Registration Statement on

Form S-1 (the "Registration Statement") (File No. 333-93335) that was declared effective by the Securities and Exchange Commission on February 28, 2000. The offering commenced on February 29, 2000, on which date the 4,887,500 shares of Common Stock registered under the Registration Statement (including 637,500 shares issued upon exercise of the underwriters' over-allotment option) were sold at a price of $18.00 per share. The aggregate underwriting discounts and commissions to the Underwriters were $6,158,000 and the aggregate net proceeds to the Company were approximately $80.3 million after deducting offering expenses of $1,544,000. Through June 30, 2000, we have applied the net proceeds of the offering approximately as follows: $7,988,000 for working capital; $4,002,000 for purchases of fixed assets; and, $414,000 for the repayment of principal on our indebtedness and capital lease obligations. The balance of the net proceeds, in the amount of $61,472,000 has been invested in temporary investments, consisting primarily of high-grade government agency and corporate bonds, pending their future application.

We currently expect to use the balance of net proceeds primarily for working capital and general corporate purposes, including funding product development and expanding the sales and marketing organization. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. In addition, we may use a portion of the net proceeds for further development of our product lines through acquisitions of products, technologies and businesses.

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

         27.1      Financial Data Schedule

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

                                  NETGENESIS CORP.


                                  By: /s/ JOHN P. DELEA
                                      --------------------------------------
                                      JOHN P. DELEA
                                      CHIEF FINANCIAL OFFICER
                                      (PRINCIPAL ACCOUNTING AND FINANCE OFFICER)

Date: AUGUST 11, 2000


                                INDEX TO EXHIBIT


Exhibit number                     Description
--------------                     -----------
    27.1                   Financial Data Schedule