Form 10-Q
period 2000-09-30
NET GENESIS CORP
filed 2000-11-14
CIK 1004874

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                             Commission file number

                             ---------------------

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    [X]      No    [ ]


     As of November 10, 2000, there were 21,441,350 shares of the registrant's Common Stock outstanding


===============================================================================

                                NETGENESIS CORP.

                                      INDEX

                                                                           Page

PART I. FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
             CONDENSED BALANCE SHEETS
                 AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999                 3

             STATEMENTS OF OPERATIONS
                 FOR THE THREE AND NINE MONTHS ENDED
                     SEPTEMBER 30, 2000 AND 1999                             4

             STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999       5

             NOTES TO UNAUDITED FINANCIAL STATEMENTS                         6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                         8

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     15

PART II. OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                              15

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      15

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                16

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            16

    ITEM 5.  OTHER INFORMATION                                              16

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               16

SIGNATURES                                                                  16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                NETGENESIS CORP.

                            CONDENSED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         2000           1999
                                                    -------------   ------------

ASSETS
Current assets:
  Cash and cash equivalents........................... $ 10,979       $  9,643
  Restricted cash.....................................      358            404
  Short-term investments and marketable securities....   45,624          1,184
  Accounts receivable, net............................    6,116          2,457
  Prepaid expenses and other current assets...........    1,720            137
                                                       --------       --------
    Total current assets..............................   64,797         13,825
Marketable securities.................................    6,793             --
Fixed assets, net.....................................    9,776          3,697
Other assets..........................................    1,862            270
                                                       --------       --------
          Total assets................................ $ 83,228       $ 17,792
                                                       ========       ========
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of capital lease obligations........      396            163
  Current portion of long-term debt...................    1,321          1,163
  Accounts payable....................................      759            800
  Accrued expenses....................................    3,576          2,963
  Deferred revenue....................................    2,077          1,383
                                                       --------       --------
    Total current liabilities.........................    8,129          6,472
Long-term portion of capital lease obligations........      479            323
Long-term debt........................................      365          1,569
Other long-term liabilities...........................       13             --
                                                       --------       --------
    Total liabilities.................................    8,986          8,364
                                                       --------       --------
Commitments and contingencies (Note 6)................
Redeemable convertible preferred stock................       --         36,575
                                                       --------       --------
Stockholders' equity (deficit):
  Convertible preferred stock, Series A-1, $.001 par
    value; 200,000 shares authorized, issued and
    outstanding at December 31, 1999..................       --             49
  Convertible preferred stock, Series A-2, $.001 par
    value; 101,430 shares authorized, issued and
    outstanding at December 31, 1999..................       --            137
  Convertible preferred stock, Series A-3, $.001 par
    value; 624,000 shares authorized, issued and
    outstanding at December 31, 1999..................       --          1,531
  Common stock, $.001 par value; 100,000,000 shares
    authorized; 21,341,590 and 3,141,883 issued and
    outstanding at September 30, 2000 and December 31,
    1999, respectively................................       21              3
  Additional paid-in capital..........................  128,613          6,606
  Deferred compensation...............................   (6,102)        (5,723)
  Note receivable from stockholder....................      (96)           (96)
  Accumulated deficit.................................  (48,261)       (30,838)
  Accumulated other comprehensive income..............       67          1,184
                                                       --------       --------
    Total stockholders' equity (deficit)..............   74,242        (27,147)
                                                       --------       --------
    Total liabilities, redeemable convertible
      preferred stock and stockholders' equity
      (deficit)....................................... $ 83,228       $ 17,792
                                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                                NETGENESIS CORP.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   2000            1999           2000            1999
                                               -------------   -------------   -------------   -------------

Revenue:
  Product revenue ........................        $ 3,921        $ 1,127          $ 9,248         $ 2,272
  Service revenue ........................          2,810            790            7,034           1,602
                                                  -------        -------          -------         -------
    Total revenue .......................           6,731          1,917           16,282           3,874
                                                  -------        -------          -------         -------
Cost of revenue:
  Cost of product revenue ................            222             25              541              99
  Cost of service revenue (excluding
    stock-based compensation of $83 and $2
    for the three months ended September 30,
    2000 and 1999, respectively, and $242
    and $4 for the nine months ended
    September 30, 2000 and 1999,
    respectively) ........................          2,727            896            7,016           1,841
                                                  -------        -------          -------         -------
    Total cost of revenue ................          2,949            921            7,557           1,940
                                                  -------        -------          -------         -------
Gross profit .............................          3,782            996            8,725           1,934
                                                  -------        -------          -------         -------
Operating expenses:
  Sales and marketing (excluding
    Stock-based compensation of $186 and
    $42 for the three months ended
    September 30, 2000 and 1999,
    respectively, and $1,110 and $70 for
    the nine months ended September 30,
    2000 and 1999, respectively)..........          5,373          2,602           14,640           6,068
  Research and development (excluding
    stock-based compensation of $126 and
    $176 for the three months ended September 30,
    2000 and 1999, respectively, and
    $373 and $193 for the nine months ended
    September 30, 2000 and 1999,
    respectively).........................          2,723          1,257            7,730           3,026
  General and administrative (excluding
    stock-based compensation of $148 and
    $3 for the three months ended September 30,
    2000 and 1999, respectively, and $417 and
    $5 for the nine months ended September 30,
    2000 and 1999, respectively)..........          1,693          1,051            4,919           2,047
  Stock-based compensation ...............            543            223            2,142             272
                                                  -------        -------          -------         -------
    Total operating expenses ............          10,332          5,133           29,431          11,413
                                                  -------        -------          -------         -------
Loss from operations .....................         (6,550)        (4,137)         (20,706)         (9,479)
Other income (loss):
  Interest and other income (loss), net ..          1,083             18            2,577            (106)
  Gain on sale of short-term investments
    and marketable securities ............             --             --            1,148              --
                                                  -------        -------          -------         -------
Net loss .................................        $(5,467)       $(4,119)        $(16,981)        $(9,585)
                                                  -------        -------          -------         -------
Dividends and accretion of redeemable
  preferred stock ......................               --           (663)            (442)         (1,301)
                                                  -------        -------          -------         -------
Net loss available to common stockholders.        $(5,467)       $(4,782)        $(17,423)       $(10,886)
                                                  =======        =======         ========        ========
Basic and diluted net loss available to
  common stockholders per share ........          $ (0.27)       $ (3.20)         $ (1.07)        $ (9.48)
                                                  =======        =======         ========        ========
Shares used in computing basic and
  diluted net loss available to common
  stockholders per share................           20,386          1,496           16,311           1,148

Pro forma basic and diluted net loss per
  common share..........................          $ (0.27)       $ (0.29)        $  (0.89)       $  (0.86)
                                                  =======        =======         ========        ========
Shares used in computing pro forma basic
  And diluted net loss per common share.           20,386         14,364           19,081          11,103


   The accompanying notes are an integral part of these financial statements.

                                NETGENESIS CORP.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          NINE MONTHS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        2000           1999
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................    $(16,981)    $ (9,585)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization ......................       1,986          422
  Loss on disposal of fixed assets ...................          --           20
  Gain on sale of short-term investments and
      marketable securities ..........................      (1,148)          --
  Non-cash interest expense ..........................          76           62
  Stock-based compensation expense ...................       2,142          272
  Increase (decrease) resulting from changes in
     operating assets and liabilities:
     Accounts receivable .............................      (3,659)      (1,149)
     Prepaid expenses and other current assets .......      (1,583)         (23)
     Other assets ....................................          88           --
     Deferred revenue ................................         694          914
     Accounts payable ................................         (41)         167
     Accrued expenses ................................         613          506
     Other long term liabilities .....................          13           --
                                                          --------     --------
       Net cash used in operating activities .........     (17,800)      (8,394)
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets ..........................      (8,065)      (1,988)
  Purchases of short-term investments and
     marketable securities ...........................     (60,656)          --
  Proceeds from sales of short-term investments
     and marketable securities .......................       9,452           --
Decrease (increase) in restricted cash ...............          46         (349)
Increase in other assets .............................      (1,680)          --
                                                          --------     --------
       Net cash used in investing activities .........     (60,903)      (2,337)
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale and leaseback of fixed
     assets ..........................................         547          425
  Principal payments of capital lease obligations ....        (158)          --
  Proceeds from issuance of debt .....................          --        3,000
  Repayment of long-term debt ........................      (1,122)          (9)
  Proceeds from issuance of common stock .............      80,653           --
  Proceeds from issuance of redeemable
     convertible preferred stock .....................          --       20,841
  Proceeds from exercise of stock options ............         129          149
  Repurchase of restricted common stock ..............         (10)          --
                                                          --------     --------
       Net cash provided by financing activities .....      80,039       24,406
                                                          --------     --------
Net increase in cash and cash equivalents ............       1,336       13,675
Cash and cash equivalents, beginning of period .......       9,643        2,261
                                                          --------     --------
Cash and cash equivalents, end of period .............    $ 10,979     $ 15,936
                                                          ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Dividends and accretion of preferred stock .........    $    442     $  1,301

  Interest paid ......................................         238          287

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Additions to capital lease obligations for
     sale and leaseback of fixed assets ..............         547          425

  Convertible preferred stock warrants issued and
     recorded as debt discount .......................          --          255

  Conversion of redeemable convertible preferred
     stock to common stock ...........................      36,575           --

  Conversion of convertible preferred stock
     to common stock .................................       1,717           --


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

                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                           --------------------------- ---------------------------
                                           SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                2000          1999          2000          1999
                                           ------------- ------------- ------------- -------------


 Net loss ................................     $ (5,467)     $ (4,119)     $(16,981)     $ (9,585)
 Dividends and accretion of redeemable
     preferred stock .....................           --          (663)         (442)       (1,301)
                                               --------      --------      --------      --------
 Net loss available to common stockholders     $ (5,467)     $ (4,782)     $(17,423)     $(10,886)
 Weighted average shares .................       21,179         2,864        17,255         2,185
 Weighted average unvested common shares
     subject to repurchase ...............         (793)       (1,368)         (944)       (1,037)
                                               --------      --------      --------      --------
 Shares used in computing basic and
     diluted net loss available to common
     stockholders per share ..............       20,386         1,496        16,311         1,148
 Net loss available to common stockholders
     per share:
      Basic and diluted ..................     $  (0.27)     $  (3.20)     $  (1.07)     $  (9.48)
                                               ========      ========      ========      ========

Conversion of convertible preferred stock            --        12,868         2,770         9,955
Pro forma shares used in computing basic
     and diluted net loss per share ......       20,386        14,364        19,081        11,103
Pro forma net loss per share:
      Basic and diluted ..................     $  (0.27)     $  (0.29)     $  (0.89)     $  (0.86)
                                               ========      ========      ========      ========


Options to purchase shares of NetGenesis' common stock totaling 3,113,649 and 1,350,621 at September 30, 2000 and 1999, respectively, and warrants to purchase common stock totaling 0 and 296,000 at September 30, 2000 and 1999, respectively, were outstanding but were not included in the computation of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.


NOTE 3 - EQUITY TRANSACTIONS

For the three months ended September 30, 2000 and 1999, the Company recorded deferred stock-based compensation of ($92,000) and $2.6 million, respectively, for the difference at the grant date between the exercise price of options granted and the deemed fair value of the common stock underlying the options granted during those periods. For the nine months ended September 30, 2000 and 1999, the Company recorded deferred stock-based compensation of $1.8 million and $3.6 million, respectively, for the difference at the grant date between the exercise price of options granted and the deemed fair value of the common stock underlying the options granted during those periods. Amortization of deferred stock-based compensation for the three months ended September 30, 2000 and 1999 was $492,000 and $69,000, respectively. Amortization of deferred stock-based compensation for the nine months ended September 30, 2000 and 1999 was $1.4 million and $118,000, respectively. In addition, during the three months ended September 30, 2000 and 1999, the Company recorded stock-based compensation expense of $51,000 and $154,000 related to separation agreements entered into with former employees. During the nine months ended September 30, 2000 and 1999, the Company recorded stock-based compensation expense of $733,000 and $154,000 related to separation agreements entered into with former employees.

On February 29, 2000, the Company completed an initial public offering of common stock. In the offering, 4,887,500 shares were sold at $18.00 per share. Net proceeds to the Company were $80.3 million after $6.2 million in aggregate underwriting discounts and commissions and $1.5 million in other offering expenses.

NOTE 4 - SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Revenue by geographic region is as follows (in thousands):

                              THREE MONTHS ENDED           NINE MONTHS ENDED
                        --------------------------- ---------------------------
                        SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                            2000          1999          2000          1999
                        ------------- ------------- ------------- -------------

    United States           $5,200        $1,786       $13,563         $3,460
    Europe                  $1,443            91       $ 2,367            338
    Australia                   88            25           151             51
    Other                       --            15           201             25
                            ------        ------       -------         ------
    Total                   $6,731        $1,917       $16,282         $3,874
                            ======        ======       =======         ======

One customer accounted for more than 10% of revenue for the quarter ended September 30, 2000 and a different customer accounted for more than 10% of revenue for the quarter ended September 30, 1999. No customer accounted for more than 10% of revenue for the nine months ended September 30, 2000 or September 30, 1999.


NOTE 5 - COMPREHENSIVE LOSS
The components of comprehensive loss, net of income taxes, are as follows in thousands:



                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                --------------------------- ---------------------------
                                SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                    2000          1999           2000          1999
                                ------------- ------------- ------------- -------------

Net loss                          $(5,467)      $(4,119)     $(16,981)      $(9,585)
Unrealized gain on short-term
 investments and marketable
 securities                            54           542        (1,117)          542
                                  -------       -------      --------       -------
Comprehensive loss                $(5,413)      $(3,577)     $(18,098)      $(9,043)
                                  -------       -------      --------       -------

NOTE 6 - COMMITMENTS AND CONTINGENCIES
In April 2000, the Company entered into an agreement to lease approximately 58,000 square feet of office space for its headquarters for approximately $174,000 per month plus other occupancy costs. The Company expects to begin occupancy of this space in December 2000.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS
In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer for three quarters the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company is still assessing the impact, if any, that SAB 101 may have on its financial position or results of operation.

NOTE 8 - SUBSEQUENT EVENT
On October 23, 2000 the company completed the acquisition of e-dynamics, a sales and consulting firm based in Germany. The acquisition was accounted for under purchase accounting rules with a purchase price of $1.2 million paid in cash.

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

Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish our administrative organization. As a result, we have incurred net losses in each fiscal quarter since December 31, 1994 and, as of September 30, 2000, had an accumulated deficit of $48.3 million. We anticipate that our operating expenses will continue to increase in future quarters as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional consulting services and support, and improve operational and financial systems. We expect that these operating expenses, as well as anticipated capital expenditures, will constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow from operations. We may not achieve or sustain profitability or positive cash flow from operations.

We have recorded deferred stock-based compensation related to grants of stock options. This amount represents the difference between the exercise price of these stock option grants and the amount subsequently determined to be the fair market value of the underlying common stock for financial reporting purposes at the time of grant. Of this amount, we amortized approximately $492,000 and $1.4 million in the quarter and nine months ended September 30, 2000, respectively. In addition, we recorded stock-based compensation expense of $51,000 and $733,000 related to severance agreements entered into with former employees for the quarter and nine months ended September 30, 2000, respectively. We will amortize $6.1 million of stock-based compensation ratably over the remaining vesting periods of the options, generally four years or less, which will affect our reported results of operations through 2003. All of these amounts appear on our statements of operations as stock-based compensation.

RESULTS OF OPERATIONS


     Total Revenue. Total revenue increased by $4.8 million, or 251%, to $6.7 million for the quarter ended September 30, 2000 from $1.9 million for the quarter ended September 30, 1999. Total revenue increased by $12.4 million, or 321%, to $16.3 million for the nine months ended September 30, 2000 from $3.9 million for the nine months ended September 30, 1999. One customer accounted for more than 10% of total revenue for the quarter ended September 30, 2000. A different customer accounted for more than 10% of total revenue for the quarter ended September 30, 1999. No customer accounted for 10% of total revenue in either the nine months ended September 30, 2000 or the nine months ended September 30, 1999. We expect that because of our small historical revenue base, the recent percentage growth rates of our total revenue will not be sustainable in the future.

International sales accounted for approximately 23% and 7% of our total revenues for the quarters ended September 30, 2000 and 1999, respectively. International sales accounted for approximately 17% and 11% of our total revenues for the nine months ended September 30, 2000 and 1999, respectively. The majority of international sales to date were made in Canada and Europe by our direct sales force located in the United States and London.

     Product Revenue. Product revenue increased by $2.8 million, or 248%, to $3.9 million for the quarter ended September 30, 2000 from $1.1 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, product revenue was $9.2 million, an increase of $6.9 million, or 307% from $2.3 million for the nine months ended September 30, 1999. Substantially all of the growth in product revenue was due to increases in the average dollar size of licenses, attributable to larger implementations and price increases, as well as the increase in the overall number of deals. Product revenue as a percentage of total revenue decreased to 58% for the quarter ended September 30, 2000 from 59% for the quarter ended September 30, 1999. Product revenue as a percentage of total revenue decreased to 57% for the nine months ended September 30, 2000 from 59% for the nine months ended September 30, 1999. We anticipate that revenue from licenses of NetAnalysis will continue to represent a majority of our revenues in the future.

     Service Revenue. Service revenue increased by $2.0 million, or 256%, to $2.8 million for the quarter ended September 30, 2000 from $790,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, service revenue was $7.0 million, an increase of $5.4 million, or 339% from $1.6 million for the nine months ended September 30, 1999. The increases in service revenue were primarily attributable to increased implementation and consulting services delivered in connection with increased product license sales. To a lesser extent, the increases were attributable to increased average dollar size of maintenance contracts associated with higher dollar value sales of NetAnalysis licenses. We expect that because of our small historical revenue base, the recent percentage growth rates of our service revenue will not be sustainable in the future.

     Cost of Product Revenue. Cost of product revenue consists primarily of royalties associated with third-party software embedded in our software products and software product costs, such as user manuals, packaging and media costs. These costs were $222,000 and $541,000, or 6% of product revenue for the three and nine months ended September 30, 2000, as compared to $25,000 and $99,000, or 2% and 4%, respectively, of product revenue for the corresponding periods in fiscal 1999. The increases in costs of revenues in absolute dollar amounts reflect the higher volumes of product shipped and related third-party royalties.

     Cost of Service Revenue. Cost of service revenue consists primarily of salaries, benefits and associated overhead costs of our professional services organization. These costs, excluding stock-based compensation, were $2.7 million and $7.0 million, respectively, for the three and nine months ended September 30, 2000, as compared to $896,000 and $1.8 million, respectively, for the corresponding periods in fiscal 1999. Substantially all of these absolute dollar increases were attributable to the increased number of personnel in our professional services organization. Our growth has required that we invest in hiring and training personnel and building a management and operational infrastructure. Cost of service revenue as a percentage of service revenue was 97% and 100%, respectively, for the three and nine months ended September 30, 2000, as compared to 113% and 115% respectively, for the corresponding periods in fiscal 1999.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel costs, including related overhead costs and commissions, as well as travel and entertainment expenses, trade show and other promotional expenses, advertising, and other marketing costs. Sales and marketing expenses, excluding stock based compensation, were $5.4 million and $2.6 million, or 80% and 136% of total revenues, for the quarters ended September 30, 2000 and 1999, respectively. Sales and marketing expenses, excluding stock based compensation, were $14.6 million and $6.1 million, or 90% and 157% of total revenues, for the nine months ended September 30, 2000 and

1999, respectively. The increases in sales and marketing expenses in absolute dollar amounts were primarily attributable to increased personnel-related costs associated with increased headcount in our sales and marketing organizations and related increases in incentive compensation paid to sales personnel. The decreases in sales and marketing expenses as a percentage of total revenue were due primarily to increased productivity from our personnel compared to the prior year periods. We expect that sales and marketing expenses will continue to increase in dollar amount to support marketing programs for new product launches, promotion of awareness of our corporate and brand names, international expansion and increased sales efforts.

    Research and Development Expenses. Research and development expenses consist primarily of salaries, benefits and related overhead costs attributable to our research and development organization, as well as the cost of consultants. Research and development expenditures are charged to operations as incurred. Research and development expenses, excluding stock based compensation, were $2.7 million and $1.3 million, or 40% and 66% of total revenues, for the quarters ended September 30, 2000 and 1999, respectively. Research and development expenses, excluding stock based compensation, were $7.7 million and $3.0 million, or 47% and 78% of total revenues, for the nine months ended September 30, 2000 and 1999, respectively. The increases in research and development expenses in absolute dollar amounts were primarily attributable to increased staffing and associated support for software engineers required to expand and to enhance our product offerings. The decreases in research and development expenses as a percentage of total revenue were due primarily to the fact that the rate of growth of our total revenue exceeded our planned rate of growth in research and development expenditures. We believe that research and development expenses will continue to increase in dollar amount as we add additional research and development personnel.

    General and Administrative Expenses. General and administrative expenses consist primarily of salaries, benefits and related overhead costs associated with our executive, finance, human resources, legal, accounting and internal information systems functions. General and administrative expenses, excluding stock based compensation, were $1.7 million and $1.1 million, or 25% and 55% of total revenues, for the quarters ended September 30, 2000 and 1999, respectively. General and administrative expenses, excluding stock based compensation, were $4.9 million and $2.0 million, or 30% and 53% of total revenues, for the nine months ended September 30, 2000 and 1999, respectively. The increases in general and administrative expenses in absolute dollar amounts were primarily attributable to increased staffing and associated expense necessary to manage and support our growth. The decreases in general and administrative expenses as a percentage of total revenue were due primarily to the fact that the rate of growth of our total revenue exceeded our planned rate of growth in general and administrative expenditures. We expect that general and administrative expenses will continue to increase in dollar amount as we expand our operations and infrastructure to support our planned future growth and transition to operating as a public company.

    Stock-based Compensation. We incurred stock-based compensation expense of $543,000 and $223,000 for the quarters ended September 30, 2000 and 1999, respectively. For the quarter ended September 30, 2000, the expense includes $51,000 related to the extension of options in connection with employee severance. It also includes $492,000 for amortization of the deferred expense attributable to the issuance of stock options with exercise prices less than the amount subsequently determined to be the fair market value of the underlying stock for financial reporting purposes on the date of grant. For the nine months ended September 30, 2000 and 1999, we incurred stock-based compensation expense of $2.1 million and $272,000, respectively. For the nine months ended September 30, 2000, the expense includes $733,000 related to the extension of options in connection with employee severance. It also includes $1.4 million for amortization of the deferred expense attributable to the issuance of stock options with exercise prices less than the amount subsequently determined to be the fair market value of the underlying stock for financial reporting purposes on the date of grant. These options generally vest over four years or less. The remaining deferred compensation expense of approximately $6.1 million will be amortized ratably over the remaining vesting periods of the options, and will affect periods ending after September 30, 2000.

    Other Income (Loss). Other income (loss) consists of interest income, interest expense, other income, other expenses, and realized gain on the sale of marketable securities. Other income (loss) resulted in income of $1.1 million for the quarter ended September 30, 2000 and a loss of ($18,000) for the quarter ended September 30, 1999. The increase was due to higher interest income incurred on larger average outstanding cash and investment balances attributable to our initial public offering during the quarter ended March 31, 2000. Other income (loss) was $3.7 million for the nine months ended September 30, 2000 and ($106,000) for the nine months ended September 30, 1999. Approximately $1.1 million of the increase was due to realized gains on marketable securities we sold in the quarter ended March 31, 2000. The balance of the increase was due to higher interest income incurred on larger average outstanding cash and investment balances attributable to our initial public offering.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer for three quarters the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company is still assessing the impact, if any, that SAB 101 may have on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through private sales of preferred stock, with net proceeds of $35.0 million, and through the net proceeds of $80.3 million from our initial public offering completed in February of 2000. To a lesser extent, we have financed our operations through debt and lease financing. As of September 30, 2000, we had $63.7 million in cash and cash equivalents, restricted cash, and short and long term investments, an increase of $52.5 million from $11.2 million as of December 31, 1999.

     We used $17.8 million of cash in operations in the nine months ended September 30, 2000 compared to $8.4 million in the nine months ended September 30, 1999. Net cash used in operations for the nine months ended September 30, 2000 was primarily attributable to our $17.0 million net loss generated during the period, an increase in accounts receivable of $3.7 million and an increase in prepaid expenses and other current assets of $1.6 million. This was offset in part by non-cash charges for stock-based compensation expense of $2.1 million and depreciation and amortization expense of $2.0 million, and increases in deferred revenue and accrued expenses of $694,000 and $613,000, respectively.

     Cash provided by financing activities was $80.0 million for the nine months ended September 30, 2000 and $24.4 million for the nine months ended September 30, 1999. The principal source of financing for the nine months ended September 30, 2000 was the Company's initial public offering, completed in February 2000, which yielded net proceeds of $80.3 million.

     Our investing activities resulted in net cash used of $60.9 million for the nine months ended September 30, 2000 and $2.3 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, approximately $60.7 million of cash was used for the purchase of investments and marketable securities and approximately $8.1 million was used for investment in capital expenditures.

     Our capital expenditures consist primarily of purchases of property and equipment, Including computer equipment and software. We expect that our capital expenditures will continue to increase in the future.

     We have a subordinated debt agreement with Comdisco, Inc. under which we have obtained a term loan of $3.0 million and an equipment line of credit of up to $1.0 million. The term loans and the equipment line are payable in 36 monthly payments and bear interest at rates of 13.5% and 9%, respectively. As of September 30, 2000, we had $1.7 million outstanding under the term loan agreement and $875,000 outstanding under the equipment line. No additional amounts are available for borrowing under the term loan agreement. In order to lease additional equipment under the equipment line of credit, we must not be in default under the equipment line or under any other agreement, and there must not have been a material change in our credit standing or in our ability to perform our obligations under the equipment line. We believe we were in compliance with these conditions as of September 30, 2000.

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

    OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO PREDICT OUR FUTURE OPERATIONS

    Although we were formed in 1994, our current business operations have a limited history. We introduced the first version of our NetAnalysis software in January 1996 and recorded our first revenue from this product and related services in February 1996. To date, we have generated only limited amounts of revenue from the sale of NetAnalysis and related products and services. Accordingly, there is limited information about our company with which to evaluate our business and prospects. Before buying our common stock, consideration should be given to the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet.

    WE HAVE A HISTORY OF LOSSES, EXPECT TO INCUR SUBSTANTIAL LOSSES AND NEGATIVE OPERATING CASH FLOWS AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE

     We have not achieved profitability since 1994. We expect to continue to incur substantial losses and may never become profitable. We incurred net losses of $3.1 million in 1997, $5.8 million in 1998 and $16.0 million in 1999. As a result of ongoing operating losses, we had an accumulated deficit of $48.3 million at September 30, 2000. As we grow our business, we expect operating expenses and capital expenditures to increase, and we expect to continue to incur losses and negative cash flow from operations. As a result, we will need to generate significant revenue to achieve and maintain profitability. We do not believe that we can sustain the percentage rates at which our revenue has grown in recent quarters. We may not be able to sustain or increase profitability or cash flows from operations on a quarterly or annual basis in the future. Our failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

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

    -   the mix of revenue derived from our products and services

    - timing of introductions of new products and services by us or our competitors

    -   seasonal trends in our customers' business activity

    - timing of hiring of personnel and changes in productivity of our professional services personnel and direct sales personnel

If our revenue or results of operations fall below the expectations of securities analysts or investors, the market price of our common stock would likely fall. We budget our expenses in part according to the revenue we forecast. A significant percentage of our expenses, particularly salaries and rent, are relatively fixed. As a result, if our revenue falls below our expectations, we may be unable to curtail our expenses quickly enough to avoid losses greater than expected. As a result, our results of operations may be volatile and difficult to predict. We do not believe that period-to-period comparisons of our revenue and operating results are necessarily meaningful. You should not rely on the results of one quarter as an indication of future performance.

    MOST OF OUR REVENUE EACH QUARTER IS DERIVED FROM A SMALL NUMBER OF LARGE ORDERS. IF WE FAIL TO COMPLETE ONE OR MORE LARGE ORDERS IN ANY QUARTER, OUR REVENUE COULD BE SIGNIFICANTLY LOWER THAN EXPECTED

    We derive a significant portion of our revenue in each quarter from a small number of large orders. For example, during the three months ended September 30, 2000, one customer accounted for more than 10% of our total revenue. Our quarterly operating results could be adversely affected if we were unable to complete one or more large orders in any quarter.

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

     WE FACE INTENSE COMPETITION, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, WE COULD EXPERIENCE REDUCED DEMAND FOR OUR PRODUCTS AND SERVICES, PRICE REDUCTIONS AND REDUCED GROSS MARGINS FOR OUR PRODUCTS AND SERVICES, ANY OF WHICH WOULD SERIOUSLY HARM OUR BUSINESS

     Even though the market for e-customer intelligence software and other web site analysis software is immature, it is already intensely competitive, fragmented, evolving and subject to rapid technological change. We expect competition to intensify in the future. Increased competition could result in reduced demand for our products and services, price reductions and reduced gross margins for our products and services, any of which could seriously harm our business.

     We may not be able to compete successfully against current and future competitors. Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. They have significantly greater name recognition and a larger installed base of customers than we have. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our target markets. As a result, our competitors may be able to respond more quickly to evolving industry standards and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In the past, we have lost potential customers to competitors for various reasons and may continue to do so.

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

     IF WE ARE UNABLE TO EXPAND OUR INDIRECT SALES THROUGH INTERNET-ORIENTED SYSTEMS INTEGRATORS, RESELLERS, ORIGINAL EQUIPMENT MANUFACTURERS AND APPLICATION SERVICE PROVIDERS, WE MAY NOT MAINTAIN OR INCREASE OUR MARKET SHARE OR REVENUE, WHICH COULD SERIOUSLY HARM OUR BUSINESS

     Our strategy includes developing relationships with a variety of Internet-oriented systems integrators, resellers, original equipment manufacturers and application service providers in the United States and abroad to augment the efforts of our direct sales force. These third parties may not succeed in marketing or selling our products and services. We have little or no control over the activities of these third parties, and poor performance by any of them could injure our reputation, create liabilities for us and seriously harm our business. These third parties may also market and sell competing products and services, which could adversely affect sales of our products and services. We may be unable to effectively manage potential conflicts among these third parties. Our reliance on these third parties may also increase our credit risk because we effectively bear the risk of non-payment by both the third parties and their customers. Any failure by these parties to pay for our products and services in a timely manner could reduce our cash flows and harm our financial condition.

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

     Our failure to properly manage the expansion of our business could seriously harm us. Our business has recently experienced a period of significant and rapid expansion that has placed, and continues to place, a significant strain on our management, operating systems and resources. During the nine months ended September 30, 2000, the number of our employees grew from 150 to 239, and we plan to continue to expand our business by hiring additional personnel. To the extent that our business continues to grow rapidly, we must implement and improve our operating systems, including our administrative, financial, customer service and operational systems, procedures and controls. We are currently implementing a new software system for human resources management, including payroll and benefits. Our financial accounting and enterprise resource planning software system implementations were completed in January 2000. We could be seriously harmed if our current and anticipated personnel, systems, procedures and controls are inadequate to support our future operations, or if we are unable to complete the necessary improvements to our systems, procedures and controls on a timely basis.

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

     FUTURE EXPANSION OF OUR INTERNATIONAL OPERATIONS WILL REQUIRE SIGNIFICANT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES AND OUR EFFORTS TO EXPAND INTERNATIONALLY MAY NOT SUCCEED

     We intend to expand our international operations and international sales and marketing efforts, particularly in Europe and Asia. We currently have offices in the United Kingdom and Australia, as well as sales personnel in Scandinavia. We recently acquired a sales and consulting company in Germany. We have limited experience in developing localized versions of our software products and in marketing, selling and distributing our software and services internationally. To successfully expand international sales, we must expand our international operations, recruit additional international sales and support personnel, and expand our international distribution channels. This international expansion strategy will require significant management attention and financial resources, and we may not be successful in implementing our strategy. Our failure to manage these risks adequately could seriously harm our business.

     OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY SMALL DELAYS IN CUSTOMER ORDERS OR PRODUCT INSTALLATIONS

     Small delays in customer orders can cause significant variability in our license revenue and operating results for any particular period. We derive a substantial portion of our revenue from the sale of software products and related services. Our revenue recognition policy generally requires us to deliver the software prior to recognizing any revenue for the product and to substantially complete the implementation of our product before we can recognize service revenue. Any end of quarter delays in orders for delivery or product installation schedules could harm operating results for that quarter.

     OUR BUSINESS AND PROSPECTS WOULD SUFFER IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

     Our success depends in large part on our intellectual property, particularly our software. If we fail to successfully enforce our intellectual property rights, other companies might copy our technology or introduce products or services that compete with ours. This could reduce our revenues and weaken our competitive position. We rely solely on a combination of copyright, trademark and trade secrets law, assignment of invention and confidentiality agreements, confidentiality procedures and licensing arrangements to establish and protect our intellectual property rights. We have no patents. We have filed a provisional patent application relating to our NetActivator technology. We have registered the trademark NetGenesis in the United States, Canada and Australia, the trademarks NetAnalysis, Design for Analysis, and ReportSite in the United States and the trademark CartSmarts in Australia. We also claim trademark and service mark rights in the NetGenesis "Lens" logo, Miscellaneous Design (Box Design), NetGenesis and Design (Box Design), The Start of Smart, FastPath, StrategicPath, InfraMarketing, InfraMation, InfraMetrics, DFA, NDCA, NDK, CartSmarts, CampaignSmarts, CustomerSmarts, LoyaltySmarts, TradeSmarts, TargetSmarts, Vision Engine, AdSmarts, NetDashboard, NetInstrument, NetStream and ReportSite. Our efforts to protect our intellectual property may be inadequate. Existing trade secret, copyright and trademark laws offer only limited protection, and we may be unsuccessful in obtaining that protection, or our efforts to obtain that protection may be opposed by others. For example, we have been advised that our application to register the mark NetGenesis in the European Union has been opposed by a large Spanish insurance company that owns a number of marks incorporating the word "Genesis." In addition, the laws of some foreign countries where we market our products and services do not protect intellectual property rights to the same extent as do the laws of the United States. We may be required to spend significant resources to monitor infringement of and enforce our intellectual property rights.

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

     OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST US WHICH COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Reliance on intellectual property rights is pervasive in our industry, and we expect that as competition intensifies, companies will continue to pursue vigorous enforcement of their intellectual property rights through litigation and other means. As a result, third parties may claim that our products or services infringe their intellectual property rights. Any such claim could seriously harm our business, results of operations and financial condition. We have not performed a comprehensive analysis of patents that may limit our ability to do business. An increasing number of companies are seeking and obtaining patents regarding methods of doing business on the Internet, and valid patents that apply to our methods of doing business may have been issued or may be issued in the future. Defending any claim of intellectual property infringement, regardless of merit, is expensive and time-consuming and may distract our management's attention away from our business. As a result of any claim or anticipated claim, we may agree or be forced to:

    -   pay substantial damages

    - cease selling or using products and services that incorporate the infringed intellectual property

    - obtain a license for the infringed intellectual property, which might not be available on commercially reasonable terms or which could adversely affect our results of operations and financial condition

    - attempt to modify our products and services to avoid infringing others' intellectual property rights, which we might be unable to do at all or quickly enough to prevent serious harm to our competitive position in the market

     ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY

     Provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

     -    authorizing the issuance of "blank check" preferred stock

     - providing for a classified board of directors with staggered, three-year terms

     - providing that directors may only be removed for cause by a two-thirds vote of stockholder

     -    limiting the persons who may call special meetings of stockholders

     -    prohibiting stockholder action by written consent

     - establishing advance notice requirements for nominations for election to the board of directors and for proposing matters to be submitted to a stockholder vote

     Delaware law may also discourage, delay or prevent someone from acquiring or merging with our company or obtaining control of our company.

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

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

We are not involved in any legal proceedings that are material to our business or financial condition.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

a.      Not applicable

b.      Not applicable

c.      Not applicable

d.      Use of Proceeds from Sale of Registered Securities.

On February 29, 2000 we completed an initial public offering of our Common Stock, $0.001 par value. The managing underwriters in the offering were Chase Securities, Inc., Deutsche Bank Securities, Inc., and U.S. Bancorp Piper Jaffray, Inc. (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (the "Registration Statement") (File No. 333-93335) that was declared effective by the Securities and Exchange Commission on February 28, 2000. The offering commenced on February 29, 2000, on which date the 4,887,500 shares of Common Stock registered under the Registration Statement (including 637,500 shares issued upon exercise of the underwriters' over-allotment option) were sold at a price of $18.00 per share. The aggregate underwriting discounts and commissions to the Underwriters were $6.2 million and the aggregate net proceeds to the Company were approximately $80.3 million after deducting offering expenses of $1.5 million. Through September 30, 2000, we have applied the net proceeds of the offering approximately as follows: $13.5 million for working capital; $7.3 million for purchases of fixed assets; and, $995,000 for the repayment of principal on our indebtedness and capital lease obligations. The balance of the net proceeds, in the amount of $61.5 million has been invested in temporary investments, consisting primarily of high-grade government agency and corporate bonds, pending their future application.

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

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits:
        *3.3      Amended and Restated Certificate of Incorporation
        *3.5      Amended and Restated By-Laws
        27.1      Financial Data Schedule

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

                              NETGENESIS CORP.


                              By: /s/ Paul G. Fitzgerald
                                  --------------------------------------
                                  PAUL G. FITZGERALD
                                   VP, FINANCE
                                  (PRINCIPAL ACCOUNTING AND FINANCE OFFICER)

Date: November 10, 2000


                                INDEX TO EXHIBIT


Exhibit number                     Description
--------------                     -----------
    *3.3         Amended and Restated Certificate of Incorporation
    *3.5         Amended and Restated By-Laws
    27.1         Financial Data Schedule

* Incorporated by reference to the similarly numbered exhibit filed as part of our Registration Statement on Form S-1, File No. 333-93335.