Form 10-K405
period 2000-12-31
NET GENESIS CORP
filed 2001-04-02
CIK 1004874

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the year ended DECEMBER 31, 2000

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______.

                             Commission file number
                            ________________________

                                NETGENESIS CORP.
             (Exact name of registrant as specified in its charter)

                DELAWARE                             04-3236862
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

                               ONE ALEWIFE CENTER
                              CAMBRIDGE, MA 02140
          (Address of principal executive offices, including zip code)

                                 (617) 665-9200
              (Registrant's telephone number, including area code)

                            ________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                  Yes [X]   No

     As of March 28, 2001, there were 21,773,505 shares of the registrant's Common Stock outstanding

PART I.

ITEM 1.    BUSINESS

OVERVIEW

     We provide software and professional services that help our customers understand, analyze and dramatically improve the financial performance of their e-business initiatives. We sell our products primarily to Global 2000 companies with significant investments in complex, high-traffic commercial web sites. Our NetGenesis software enables companies to collect, store, organize and analyze detailed information about the online behavior of customers and other visitors on their web sites. NetGenesis software also enables our customers to import and analyze information about e-customers from other online and offline software systems and databases. Our professional services organization provides strategic analytic consulting and product integration and installation services to our customers. This combined software and services solution enables our customers to better tailor and target their marketing initiatives, restructure their web sites to facilitate e-commerce, provide more relevant and cost-effective content, improve web site design, better allocate advertising and partnership resources, and better plan their investments in web site hardware and software.

INDUSTRY BACKGROUND

Growth of the Internet Online Commerce and E-Business Analytics

     The Internet has emerged as a global medium that allows millions of people to obtain information, communicate and conduct business. As Internet usage has grown, companies have increasingly come to rely on both web sites and private intranets as important business channels. Through the Internet, a company can establish and maintain large numbers of direct relationships while avoiding many traditional investments in business infrastructure, such as retail outlets, distribution networks and sales personnel. Both traditional and Internet-based companies use the Internet to communicate marketing and other information to current and potential customers and to manage relationships with vendors, business partners, employees and others. Increasingly, companies are using the Internet both to generate revenue through the sale of goods and services or the sale of advertising as well as to lower the costs of serving customers.

Increasing Investments in Web Site Hardware and Software

     As use of the Internet increased and businesses became aware of its potential, both traditional and Internet-based companies began to invest more heavily in the development, design and support of their web sites. Early web sites began merely as efforts to build corporate brand identity and contained little more than general corporate and marketing information. Many companies have now enhanced the content and features of their web sites, not only to attract and retain customers, but also to better serve their customers' needs. For example, companies focused on electronic commerce, or e-commerce, have spent significant funds to purchase a variety of advanced third-party software applications to ensure that customers have a satisfying online experience. These include software applications to serve visitors an enormous variety and number of web pages, present multimedia content and banner advertisements, and process orders securely and fulfill them reliably.

     Continued competition among e-commerce businesses for e-customers has also contributed to the trend toward increased web site functionality. For example, to attract and retain customers and build long-term customer loyalty, many companies are now seeking to provide more personalized service to their online customers. Numerous software applications now enable companies to customize or personalize their web sites based on customers' stated or implied preferences, as well as their demographic and behavioral profiles, previous purchasing history or other offline relationships with the company.

     To support this high level of functionality, companies must often manage large databases and integrate specialized web applications with offline applications and databases, including their transaction processing, financial accounting and customer relationship management systems. As a result, many web sites have become complex systems comprised of multiple, geographically dispersed servers running a variety of software applications and managing extremely large volumes of online visitor traffic.

The Analytic e-Customer Relationship Management Opportunity

     As companies have increased investments in their web sites and as those sites have become more important to their overall business operations, they have begun to devote more attention to establishing and achieving specific business goals for their web initiatives. For many companies, the principal objectives of their web sites are to better attract, serve and retain customers and more effectively conduct e-commerce with them. Companies have also begun to evaluate whether they have allocated their resources wisely among their various web investments, such as online marketing campaigns, web site content, advertising and other promotional sponsorships, and web site hardware and software. To achieve these objectives, companies must understand the needs and behavior of their online customers as well as the specific costs and benefits of each of their web initiatives. Complicating matters, companies often desire to analyze and understand the behavior of their e-customers in the context of their traditional offline businesses.

     To gain an understanding of their e-customers, companies often initially purchase inexpensive web site statistics reporting software. These solutions generally provide basic information on web site traffic, but do not answer many of the detailed questions that business professionals have about e-customer behavior. Marketing executives and information technology professionals need answers to critical questions, such as:

     - where do our online customers come from? which banner ad placements, affiliates and other online sponsorships generate the most visitors and customers for our web site? what are the best sources for new customers?

     - how do customers typically navigate our web site? how can we make our web site easier to use and more effective at selling our products and services? which page do our best customers visit most often before making a purchase on our site?

     - what are the profiles of our best customer segments? how do their web site behavior and other characteristics differ from visitors who do not make purchases?

     -  are our existing offline customers using our web site? which ones? how?

     - which web pages do visitors view the most often? is this content cost-effective?

     - how do our employees use our intranet? what content do they seek most often? how can we deliver information to our employees more effectively and reduce our support costs?

     -  can our suppliers easily transact business with us from our web site?

     - from which page do most visitors leave our web site? is there a problem with that page? to which web sites do they go?

     - do we have enough hardware and software to support our web site traffic? what are the most common failures? if our web site traffic grows, what additional hardware and software should we buy?

To answer these questions and develop actionable business plans, companies need an easy-to-use system that gathers comprehensive e-customer intelligence. Businesses also need professional consulting services to help them identify the e-customer intelligence they can use to take full advantage of their online business opportunities in the context of their overall business. They need highly functional analytical solutions and robust, interactive reporting capabilities that will help marketing and information technology personnel understand and draw conclusions from this e-customer intelligence. They need analysis that they can readily put into action in the form of improvements to their web sites and other online and offline marketing initiatives, and they need to be able to judge the success of those initiatives. Most companies also require a system that is compatible with their other web-based software applications, that will perform reliably in complex web environments receiving millions of hits per day, and that can integrate with their existing customer information systems to provide a comprehensive view of their customer base.

THE NETGENESIS SOLUTION

     We offer analytic customer relationship management software and professional services, that enable our customers to collect, store, organize and analyze information about the online activity of visitors to their web sites, or "e-customers," providing a complete view of their e-customers and their behavior in the context of the overall business. Together, our software and related services provide our customers with the following benefits:

     Comprehensive Customer Information. With NetGenesis, companies can build a comprehensive database of e-customer intelligence. NetGenesis collects and stores extensive near real-time and historical information about the online activity of customers, down to the level of each individual mouse-click. With its NetGenesis Developer Kit (NDK) module, NetGenesis also enables a company to import customer information from third-party web applications and databases, as well as information gathered by offline software, such as transaction histories, call center logs, customer profiles and marketing campaign data. Once NetGenesis has imported this data, NetGenesis can organize and correlate this information with other information in the NetGenesis database. This integrated database provides a company with a comprehensive view of its online customers, and grows more valuable over time as it accumulates increasingly detailed information about the company's customers and their characteristics, preferences and behavior.

     Powerful Analytical Capabilities. NetGenesis provides powerful analytical capabilities and flexible reporting options designed to serve the business needs of different groups within a company, such as marketing executives, information technology professionals and other business managers. NetGenesis helps companies identify trends in customer behavior and purchasing patterns in order to assess and improve their marketing, advertising and e-commerce initiatives. NetGenesis also enables companies to identify and track key statistical and operational measures of their e-business, which we call "E-metrics," that links e-customers with how they interact with the website online and offline data, such as purchase histories or financial information, intended to provide a complete view of e-customers and their behavior in the context of the overall business. Users can select the data they wish to analyze, apply filters that refine the data and navigate through the data to identify unusual patterns and significant trends. NetGenesis presents data in a series of interactive charts and E-Metrics that can be expanded or narrowed to encompass more or less data, enabling users to drill down to a level as specific as individual customers' demographic profiles or their paths through a web site, or clickstreams. For example, users can correlate specific marketing campaigns with customer purchases to determine whether the campaign was effective in increasing sales. Users can also match this data with customer profiles to identify the customer segments that responded best to the marketing campaign. With this information, companies can better tailor their web sites, marketing campaigns and e-commerce initiatives to meet the needs of their online customers.

     Compatibility with Other Software Applications. NetGenesis has an open and extensible architecture, meaning it is designed to be integrated with third-party software applications and databases. This open architecture makes it easier for companies to gather information from a broad range of data sources and to incorporate NetGenesis into complex web site infrastructures. NetGenesis also supports multiple operating platforms, including Microsoft Windows NT, IBM AIX, and Sun Solaris. This flexible architecture and support for multiple platforms make our software attractive to companies seeking e-customer intelligence software that will integrate with their other web applications and existing offline systems as well as to independent software vendors, application service providers, or other third parties that may seek to build add-on applications or include the capabilities of NetGenesis in systems or services that they offer to their customers. For example, other software companies may seek to enter original equipment manufacturer agreements with us and incorporate NetGenesis in a suite of integrated software applications. Similarly, additional application service providers, or companies that offer the usage of software as a service to their customers, may seek to license NetGenesis to provide advanced e-customer intelligence services to others.

     High Performance, Reliable Solution in Complex Environments. Because our target market includes some of the busiest web sites on the Internet, we have designed NetGenesis to perform reliably in complex web site environments, managing tens of millions to over 200 million hits per day. NetGenesis uses sophisticated data collection techniques and algorithms to maintain its performance speed, even when used to analyze data from large web sites hosted on multiple servers in different locations. In addition, because NetGenesis frequently operates in complex, integrated web environments where other software applications may fail, we have built into NetGenesis backup, recovery and alert mechanisms to preserve data during failures and ensure its reliability as a business-critical application.

     Strategic Analytic Consulting Services. We provide professional consulting services to help companies better understand the critical business information that NetGenesis can gather from customer activity on their web sites. In addition to product installation and configuration, application integration and training services, we provide advanced analytic consulting services to assist companies in understanding their business needs, developing web-based criteria for evaluating the performance of their online businesses, designing web site modifications and developing customized analyses, E-Metrics, and reports to address their particular requirements.

     We believe our analytic software and service offerings enable our customers to achieve significant benefits in the following areas:

     - better targeted and tailored marketing initiatives. NetGenesis provides rich behavioral profiles of different segments of online visitors, enabling marketing professionals to tailor online and offline marketing initiatives such as online promotions, e-mail campaigns, direct mail and other promotional efforts.

     - more effective efforts to generate e-commerce. With NetGenesis, companies can understand the web usage behavior and purchasing patterns of their best online customers. That information enables them to target their content, features and online marketing campaigns to those customers and to prospects that resemble those customers. Also, companies can understand which marketing campaigns are ineffective and find ways to improve them.

     - more relevant and cost-effective content. By giving detailed information on the relative popularity of products, services and content, NetGenesis gives online business managers information they can use to improve the content of their web sites and intranets or alter it to attract different customers. Content managers can also assess the level of interest in particular content and determine whether that content is cost-effective.

     - better web site design. By helping web site designers understand how users navigate through a web site to reach the content they seek, NetGenesis enables designers to shorten the path to the most popular content and develop a more intuitive web site layout for both new and experienced users.

     - improved allocation of advertising and partnership resources. By enabling companies to trace each step of every visitor's path from arrival at the web site to departure, NetGenesis helps companies identify which online advertisements or promotional sponsorships were most effective at achieving specific business goals, such as registering new users or increasing sales of particular products.

     - better planning of investments in web site hardware and software. NetGenesis enables companies to better measure how their web sites perform under varying traffic loads and with different end-user access technologies. With this type of information, companies can better plan investments in building additional capacity and improving interfaces with new user technology.

PRODUCTS AND SERVICES

     The following table briefly describes our product and services offerings, their principal features and benefits, and their pricing structure.

       OFFERING                          DESCRIPTION AND BENEFITS                    PRICING STRUCTURE/
                                                                                     PLATFORMS SUPPORTED

                                        NETGENESIS APPLICATION
NetGenesis 5
                                   A software application that collects and          Pricing increases according to the
                                   stores web site and e-customer data,              number of Central Processing Units ("CPUs")
                                   integrates offline customer information and       on the managed servers in the customer's
                                   enables businesses to analyze this                environment, and the number of end users
                                   information to improve their ability to           of our software. Available for the following
                                   market, sell and support products, services       platforms:
                                   and content online.
                                                                                           --  Microsoft Windows NT
                                                                                           --  Sun Solaris
                                                                                           --  IBM AIX



NDK (NetGenesis Developer Kit)     Advanced integration software for combining       Included in NetGenesis 5. Support for the
                                   and correlating online visitor behavior with      following third-party applications are
                                   data from online and offline third-party          available at additional cost:
                                   applications and customer data sources
                                                                                            -- ATG Dynamo Server
                                                                                            -- DoubleClick AdServer
                                                                                            -- Vignette StoryServer



NetGenesis eDataMart               A repository for e-customer data. The             Included in NetGenesis5. Supports the
                                   eDataMart schema stores complete details of       following relational databases:
                                   each web site interaction and other online
                                   and offline customer data as well as summaries           -- Oracle
                                   of this data                                             -- Microsoft SQL Server
                                                                                            -- DB2



InfraLens                          A browser-based interface enabling users          Included in NetGenesis 5
                                   full access to NetGenesis' in-depth,
                                   customizable analysis and reporting. Features
                                   over 150 standard reports and E-Metrics as
                                   well as the ability to build custom reports
                                   and E-Metrics. Analytic flexibility is
                                   enhanced through embedded On-Line
                                   Analytical Processing (OLAP) technology.

                                   This Java-based dashboard interface allows users to create a personalized view of high-level, near real-time measurements of web site activity



Reporting Capabilities
   Reporter                        Software that resides on individual               Included in NetGenesis 5
                                   users' computers to access NetGenesis and
                                   enable easy, in-depth, customizable analysis
                                   and reporting. Features over 150 standard
                                   reports as well as the ability to build
                                   custom reports

       OFFERING                          DESCRIPTION AND BENEFITS                    PRICING STRUCTURE/
                                                                                     PLATFORMS SUPPORTED

                                        NETGENESIS APPLICATION

 ReportSite                        A pre-built intranet site that uses a simple,    Included in NetGenesis 5
                                   calendar-based interface to provide access to
                                   automatically published NetGenesis reports

 Administrator Console             A browser-based interface for configuring and    Included in NetGenesis 5
                                   managing NetGenesis users, data files and
                                   automating report distribution

                                     ADD-ON APPLICATION TO NETGENESIS

 CartSmarts 1.1
                                   Provides online shopping analysis and            Priced separately from NetGenesis 5 and
                                   reporting capabilities. Features more than 40    increases according to the number of CPUs on
                                   pre-defined reports and data filters             the managed web servers in the customer's
                                   specifically for evaluating shopping behavior    environment
                                   as customers progress through the purchase
                                   process

                                      PROFESSIONAL SERVICES

 Strategic Analytic
   Consulting Services             Marketed primarily to customers that operate     Billed primarily on a time-and-materials
                                   complex, high-traffic web sites and those        basis
                                   managing sophisticated online businesses.
                                   Features our Design for Analysis methodology
                                   that advises customers how to design web
                                   sites that facilitate analysis and reporting
                                   of their online businesses

 Product Implementation
   Services                        A variety of consulting services, including      Billed primarily on a time-and-materials
                                   product implementation and application           basis
                                   integration

 Training Services                 Instruction for customers and solution           Billed by training course, according to the
                                   providers in the use and implementation of       number of attendees and the site of the course
                                   NetGenesis and the integration of NetGenesis
                                   with other data sources and applications

SOFTWARE PRODUCTS

     NetGenesis 5. NetGenesis collects and analyzes valuable information about the behavior of visitors to the user's web site, such as which web sites the visitors came from, what behavior they demonstrated on the site, how much time they spent in various sections of the site, whether or not they made purchases, and other clickstream patterns. NetGenesis can then correlate this data with the organization's other online and offline business information to develop a comprehensive view of its online customers.

     We have designed NetGenesis to support large and complex web server configurations common to high-traffic web sites. NetGenesis directly supports the most popular relational databases and enables fast data import and processing. We currently offer versions of NetGenesis for three popular operating systems: Microsoft Windows NT, Sun Solaris and IBM AIX. We introduced our first version of NetGenesis in January 1996 (then called net.Analysis) and released NetGenesis 5, the latest version, in October 2000.

     NetGenesis 5 includes the following modules:

     NetGenesis Developer Kit (NDK). The NetGenesis Developer Kit (NDK) is an advanced integration application for combining and correlating online visitor behavior data with business data from other sources. The NDK enables the user to discover meaningful business trends by integrating and analyzing information from third-party web applications and from traditional offline databases, such as product and customer databases. Through the NDK, NetGenesis provides a complete view of the online customer in the context of the overall business, and can offer drill-down and data correlation reports for all of the organization's information on its e-customers. The NDK also establishes a platform on which users can develop new modules to take advantage of information and technology provided by their strategic partners.

     NetGenesis eDataMart. With NetGenesis, a company can compile a database of e-customer intelligence, including both online and offline information, which can become a valuable information asset. The NetGenesis eDataMart contains both complete transaction data as well as summaries of that data. This design facilitates both quick analysis of high-level questions and more thorough analysis of questions that require a fine level of detail. Through NDK's integration capabilities, a company can also correlate web site activity data that has been collected in the NetGenesis eDataMart with customer information compiled in other databases. This information can include data from third-party web applications and from offline sources, such as transaction histories, customer profiles and marketing campaign data. Once information has been stored or correlated in the NetGenesis eDataMart, the customer can apply all of NetGenesis' analytical tools and reporting capabilities to that information to better understand and use the data to improve business decisions.

     Reporting Capabilities. NetGenesis' reporting modules include InfraLens, Reporter, and ReportSite. InfraLens uses web-based OLAP technology to provide a highly flexible and fully customizable analytic software application that serves as an analytic dashboard to the e-business. Reporter is a software application that resides on the end-users' computers and serves as a complementary desktop interface for NetGenesis. Through both InfraLens and Reporter, end users perform in-depth, ad hoc analysis of the characteristics of e-customers and their web site activity. InfraLens and Reporter include point-and-click wizards to help create sophisticated, customized reports, filters that allow users to focus on unique aspects of e-customer intelligence, and drill-down capabilities that permit users to probe anomalies and identify trends important to their business activities. Infralens and Reporter provide over 150 pre-defined reports, report wizards and data analysis filters. InfraLens also includes embedded E-Metrics, a complete suite of business-oriented operational metrics modeled around the customer lifecycle. ReportSite is a pre-built intranet site that uses a simple, calendar-based interface to provide a variety of end users with access to automatically published NetGenesis reports.

     These modules enable a company to produce a wide variety of reports with varying levels of detail to satisfy the wide-ranging e-business analysis needs of individuals throughout the company. Frequently used reports include:

     -    Top Content Pages

     -    Top Authors

     -    Top Advertisers by Impressions

     -    Top Advertisers by Clickthrough

     -    Top Pages by Time Spent

     -    Clickstream Path Report

     -    Top Referring Web Sites

     -    Visit Recency and Frequency E-Metrics

     -    Stickiness E-Metrics

     -    Purchase Recency and Frequency (CartSmarts)

     -    Repeat Customers (CartSmarts)

     Administrator Console. NetGenesis' Administrator Console is a browser-based administrative interface through which our customers can automate and refine the web site analysis reporting process, from data collection to report production and distribution. Our customer's NetGenesis administrator can configure and manage NetGenesis data files, and can automate data retrieval, importing, compression and storage on an hourly, daily, weekly or monthly basis. Other data parameters can also be adjusted based on the needs of the customer's business. For example, the Administrator Console permits the administrator to adjust data collection parameters to collect all available data or to sample the data.

     Licensing and Pricing. We generally license NetGenesis according to the number of CPUs on the customers' managed servers. Each NetGenesis license includes the NetGenesis end-user licenses for InfraLens, Reporter, and ReportSite. Each license is typically sold with maintenance and support for twelve months. Pricing for additional end-user access to InfraLens increases according to the number of end users in the customer's organization. We offer annual maintenance and support renewals for a fee based on a percentage of the then-current list price of the installed applications. We offer premium and customer support services for additional fees.

ADD-ON APPLICATION TO NETGENESIS

     CartSmarts. CartSmarts provides online shopping analysis and reporting. CartSmarts includes more than 40 pre-defined reports and filters specifically for evaluating shopping behavior as customers progress through the purchase process. These specialized online shopping reports include the following:

     - Purchase Path Report, which enables businesses to understand how visitors progress through or abandon each stage of the purchase process

     - Shopping Cart Activity Report, which enables businesses to understand how their customers use shopping carts, why they may abandon them at specific stages of the purchase process, and which purchases they complete

     - Acquisition Source Report, which enables users to understand which sites refer the best potential customers

PROFESSIONAL SERVICES

     We offer a range of professional services, including strategic analytic consulting, product implementation, application integration, training programs and technical support services. We price our strategic analytic consulting, product implementation and application integration primarily on a time-and-materials basis. Our training programs are priced based upon the course on a per attendee basis. Technical support is purchased with the license as a percentage of the then-current list price of the installed applications.

     Strategic Analytic Consulting Services. We offer strategic analytic consulting services primarily to customers that operate complex, high-traffic web sites and customers that are developing or managing sophisticated online businesses. We provide advanced consulting services to assist companies in understanding their business needs, developing web-based performance measurements, designing web site modifications and developing customized analyses, E-Metrics, and reports to address their particular requirements. We have also developed a formalized web site analysis methodology, Design for Analysis, that assists customers in designing or redesigning their web sites in ways that facilitate analysis and reporting of their online businesses. Our professional service organization also helps customers to plan cost-effective e-customer intelligence strategies by, for example, evaluating trade-offs between the value of storing massive quantities of data and the hardware, software and organizational costs associated with that storage. We also assist customers in interpreting their data, identifying trends and designing appropriate action plans.

     Product Implementation and Application Integration Services. We offer a variety of product implementation consulting services. Entry-level systems include implementation services to enable a customer to rapidly begin using NetGenesis and includes an assessment of the customer's needs, product installation, configuration, and introductory training. Application integration consulting covers a broad array of services, including customization of NetGenesis E-Metrics and reports, integration with third-party web and offline applications and databases, and the development of special software for unique customer situations.

     Training Programs. Through our training programs, we help customers use our products effectively and achieve their online business goals. We provide instruction in the development, use and administration of NetGenesis to marketing professionals, business analysts, web administrators, information technology professionals and other end users. We offer courses at our training facilities as well as at customers' locations. We also work closely with our solution providers to train them in the use and extension of NetGenesis so they can independently deliver professional services relating to NetGenesis.

     Technical Support Services. Basic technical support services includes product maintenance and phone, e-mail and web site support. For an additional fee, we also offer premium and custom support services for customers with special support needs.

PRODUCT DEVELOPMENT

     Since 1996, most of our research and development activities have been directed towards creating new versions of our NetGenesis product to extend and enhance its features, particularly its scalability, its ability to integrate with other online and offline software applications and databases, and its analytic capabilities. We intend to continue our investments in these areas as well as in certain add-on technologies and applications, such as the E-Metrics Vision Engine (EVE), an advanced analytic application that we are co-developing with SPSS, Inc., and Activator, technology that is intended to permit organizations to use the information collected by NetGenesis as direct input to other software applications, such as applications for direct marketing campaigns and ad targeting.

     We have invested significant resources in developing an open and extensible architecture to comply with widely accepted commercial software industry standards for building large-scale Internet applications. We develop most of our software in C++ and Java, two widely accepted programming languages for application development. In addition, NetGenesis meets ABC Interactive's standards for accuracy for independent verification of online visitor information. Adherence to industry standards provides compatibility with existing applications, simplifies the modification of our software, and reduces the customer's need to purchase new software.

     We have focused our product development efforts in particular on developing our software architecture to comply with eXtensible Markup Language, or XML, an emerging standard for data representation and processing. We are also actively developing and promoting a new initiative, known as Customer Profile Exchange, or CPEX, as a global standard for privacy-enabled customer data interchange. Because we expect that the XML and CPEX standards will be widely adopted in our industry, we believe that our initiatives with regard to these standards will allow us to further our technology leadership position.

TECHNOLOGY

     We believe that NetGenesis excels in areas essential to complex, high-traffic online businesses: scalability and performance, analytic capabilities, compatible design and reliability.

     Highly Scalable Data Import Software Design. We have designed NetGenesis to meet the needs of customers with high-traffic web sites that process tens of millions to over 200 million hits per day. NetGenesis works effectively with large, complex web sites that have multiple, geographically distributed data centers operating a mix of web server applications. We built our software around our highly scalable data import software design that collects continuous streams of data regarding web site activity. The software collects data from web server log files, network packet sniffers and web server plug-ins. NetGenesis consolidates all the information from these disparate data centers into one, chronologically ordered thread, enabling a coherent view of web activity across the enterprise. NetGenesis avoids importing unwanted data, such as activity caused by automated indexing by search engines. NetGenesis then transforms the imported data into meaningful information for subsequent analysis.

     NetGenesis applies a number of rules for sorting and grouping web-related data to extract a sophisticated model of users and their behavior from low-level visitor session information. NetGenesis tracks information about activities such as promotion responses, e-commerce transactions and advertising clickthroughs for subsequent analysis. These data importing and tracking techniques provide a coherent and complete view of visitor activity on our customer's web site.

     NetGenesis imports, manages and stores the complete history of each user visit, which can result in extremely large volumes of data, particularly in high-traffic environments. To maintain performance while analyzing these large amounts of data, NetGenesis offers end-users the option to analyze groups of similar data regarding web site behavior, while maintaining the underlying information on the details of each user interaction. This method improves the overall response time for queries of the database during an analysis. We designed NetGenesis to take advantage of the specific benefits of each database platform that it supports.

     We have designed the NetGenesis eDataMart schema for high performance. The NetGenesis eDataMart has both a transactional schema and a constellation schema. The transactional schema is designed for loading large amounts of data on a consistent basis and the constellation schema is designed for ad hoc, interactive analysis. The schema also permits the efficient use of sophisticated database resources, such as parallelized queries, for high scaling and performance.

     Analytic Capabilities. We have designed NetGenesis to provide multiple analytic interfaces to meet the needs of different information consumers. The most powerful of these interfaces is InfraLens. InfraLens allows for the creation of custom E-Metrics and reports as well as in-depth, ad hoc analysis, all through a browser-based interface. InfraLens' flexible interface allows users to establish business rules, concentrate on particular segments of users, and compare those segments with one another by building, combining and applying reusable filters. In addition, we have designed a rich set of point-and-click wizards to simplify the process of creating sophisticated custom E-Metrics and reports.

     NetGenesis is designed to analyze dynamic web sites effectively. We have included capabilities such as our Key Value Analysis, which enables users to analyze web sites that employ dynamic content-serving technology. These capabilities provide insight on how visitors use online forms and search engine keywords and respond to banner advertising.

     Standard, Compatible Design. We have built NetGenesis using a standards-based, compatible design that allows customers to easily manage NetGenesis and integrate it with their existing hardware and software. NetGenesis supports Microsoft Windows NT, Sun Solaris and IBM AIX. In addition, NetGenesis directly supports standard relational databases such as Oracle, Microsoft SQL Server, and DB2.

     We have designed NetGenesis to combine and correlate data from a company's other databases and applications with data regarding the behavior of its online customers. This capability extends the power of NetGenesis in two ways. First, it allows NetGenesis to flexibly interact with the company's existing hardware and software and enhances the value of the company's existing customer information resources. Second, it enhances the analytic capabilities of NetGenesis by enabling end users to pursue more sophisticated questions about visitor behavior on their sites.

     With its compatible design, NetGenesis can be easily incorporated into complex web environments and can be used as a platform upon which customers can build additional applications, such as PixelPark's integration of NetGenesis with Intershop's commerce server.

     Reliability. We have designed NetGenesis to serve as a software application on which companies, including large-scale enterprises with vast amounts of data to manage, can rely in their everyday business decision making. To that end, we have incorporated technologies that are designed to simplify system administration and oversight, such as automated scheduling facilities to handle data collection, data archival and report publishing. We have also incorporated automated monitoring and alerting features to manage these processes, as well as recovery systems to minimize the impact of power failures, third-party application faults and system overloads. In addition, we have developed an application to allow customers to integrate NetGenesis with systems management applications. We believe the combination of these design elements makes NetGenesis suited to serve as a business-critical component of a company's information technology system.

STRATEGIC TECHNOLOGY RELATIONSHIPS

     To provide our customers with a complete solution, ensure that our own products are compatible with the most advanced available technology, and increase the reach of our sales and marketing efforts, we have established relationships with a select group of software and service providers, such as IBM, Art Technology Group, Vignette, MicroStrategy, DoubleClick, and SPSS, that we believe are leaders in their respective markets. Our relationships with these companies may include joint development efforts directed at integrating our respective products, joint participation in trade shows, seminars or user conferences, or reciprocal product and sales training. We believe that our association with these companies benefits our customers and helps to position us as a technology and market leader.

SALES AND MARKETING

     We sell NetGenesis worldwide through our direct sales force and, to a lesser extent, through relationships with resellers and other strategic partners. As of December 31, 2000, our sales force consisted of 66 sales professionals located in Atlanta, Boston, Chicago, Cupertino, Dallas, Los Angeles, New York, Raleigh, Tampa, Stockholm, Sweden, Sydney, Australia, Aachen, Germany and London, United Kingdom. Our direct sales force focuses on selling NetGenesis to customers that maintain strategic, high-traffic commercial web sites. We utilize sales teams consisting of both sales and technical professionals who work directly with potential customers, or with our partners, to provide proposals and demonstrations designed to address the specific needs of potential customers. We intend to expand our direct sales force, both domestically and abroad, and to develop relationships with additional resellers, systems integrators, original equipment manufacturers and application service providers.

     We have established relationships with web solution providers in numerous domestic and international locations to augment our ability to offer our products and services. Several of our solution providers are authorized resellers of our products and have completed the training we require to provide professional consulting services, technical integration services and technical support on our behalf.

     We also seek opportunities to license our software to other software and service companies for incorporation into their e-commerce and other application suites, as well as to license our software to companies that may resell our solution as an application service provider or subscription service offering.

     We focus our marketing efforts on creating awareness of our solution among business executives, marketing professionals, web administrators and other information technology professionals considering large-scale analytic eCRM solutions. We conduct a variety of marketing programs worldwide to educate our target market. We have engaged in marketing activities such as online and on-location seminars and promotions, direct marketing campaigns, trade shows, press and industry analyst relations, and user conferences. We invest substantial effort in our web site to support our corporate image in the online business community and to generate sales leads. We make available on our web site extensive product information, including a virtual tour of common business scenarios, which shows online visitors typical applications of our product by marketing, advertising, e-commerce and executive-level employees. Our marketing organization works closely with our customers, direct sales organization and partners to capture, organize and prioritize customer feedback to help guide our product development organization.

COMPETITION

     The market for software and other web site analysis software and related services is immature, fragmented, intensely competitive, rapidly evolving and subject to rapid technological change. We expect that competition will continue to intensify. Increased competition may result in reduced market acceptance of our products, price reductions and reduced gross margins, any of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer. Our competitors include:

     - other companies developing and offering stand-alone analytic eCRM and web site analysis software, such as Accrue, and WebTrends (recently acquired by NetIQ)

     - web application companies whose products have some of the functionality of our products, such as Microsoft, which includes web site statistical reporting in its Site Server software

     - companies offering traditional offline business intelligence or decision support solutions

     -    companies offering traditional offline CRM solutions

     -    providers of service-based solutions

     - internal development groups within prospective customers' organizations

     Some of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. They have significantly greater name recognition and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers. In the past, we have lost potential customers to competitors for various reasons and may continue to do so. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Companies marketing Internet applications that are currently complementary to our products could incorporate into their products enhanced analytic and reporting functionality that could adversely affect demand for our software and services. In addition, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

     We believe that the principal competitive factors in the market for our products are:

     - the ability of a product to scale and support the requirements of complex, high-traffic web sites

     -    depth of reporting and analysis capabilities

     -    data collection capabilities and techniques

     - ability to integrate with the customer's web environment, and offline applications and data

     -    ability to offer strategic professional services

     -    quality of customer support

     -    price

Although we believe that our solution competes favorably with respect to these factors, our market is relatively new and is developing rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, technical and other resources.

EMPLOYEES

     As of December 31, 2000, we had 252 full-time employees, including 66 in sales, 49 in engineering, 63 in professional services and technical support, 40 in general and administrative, and 34 in marketing and business development. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition. Anyone making an investment decision with respect to our capital stock or other securities is cautioned to carefully consider these factors, along with the factors discussed under the heading "Risk Factors" in our Registration Statement on Form S-1 (File No. 333-93335).

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO PREDICT OUR FUTURE
OPERATIONS

Although we were formed in 1994, our current business operations have a limited history. We introduced the first version of our NetGenesis product (then called net.Analysis), and related product and services, in January 1996 and recorded our first revenue from this product and related services in February 1996. Accordingly, there is limited information about our company with which to evaluate our business and prospects. Before buying our common stock, consideration should be given to the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet.

WE HAVE A HISTORY OF LOSSES, EXPECT TO INCUR SUBSTANTIAL LOSSES AND NEGATIVE OPERATING CASH FLOWS AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE

We have not achieved profitability since our inception in 1994. As a result of ongoing operating losses, we had an accumulated deficit of $54.1 million at December 31, 2000. We expect to continue to incur losses and negative cash flow from operations in the near term. While we expect operating expenses and capital expenditures to stabilize or decrease in the near term, we will need to generate significant revenue to achieve profitability. Also, in the long-term, we expect operating expenses and capital expenditures to increase as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional consulting services and support, and improve operational and financial systems. We will therefore need to continue to generate substantial revenue to maintain profitability, if achieved. We do not believe that we can sustain in the long-term the percentage rates at which our revenue has grown in recent quarters. We may not be able to sustain or increase profitability or cash flows from operations on a quarterly or annual basis in the future. Our failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

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

We have experienced substantial fluctuations in both our annual and quarterly revenue and results of operations, and we expect those fluctuations to continue for the foreseeable future. We believe the following factors are those most likely to cause our revenue and results of operations to fluctuate:

     -    uncertain demand for our products and services

     -    changes in the market for e-customer intelligence software

     -    adverse economic conditions in the United States or Europe

     -    the timing of sales and delivery of our products and services

     -    the timing of customer implementations of our products

     -    the mix of revenue derived from our products and services

     - timing of introductions of new products and services by us or our competitors

     -    changes in underlying terms of our contracts

     -    seasonal trends in our customers' business activity

     - timing of hiring of personnel and changes in productivity of our professional services personnel and direct sales personnel

If our revenue or results of operations fall below the expectations of securities analysts or investors, the market price of our common stock could fall. We budget our expenses in part according to the revenue we forecast. A significant percentage of our expenses, particularly salaries and rent, are relatively fixed. As a result, if our revenue falls below our expectations, we may be unable to curtail our expenses quickly enough to avoid losses greater than expected. As a result, our results of operations may be volatile and difficult to predict. We do not believe that period-to-period comparisons of our revenue and operating results are necessarily meaningful. You should not rely on the results of any one quarter or series of quarters as an indication of future performance.

WE PARTICIPATE IN THE UNPROVEN MARKET FOR E-CUSTOMER INTELLIGENCE SOFTWARE, WHICH MAKES THE DEMAND FOR OUR PRODUCTS UNCERTAIN

The market for e-customer intelligence products and services is in an early stage of development and may not continue to grow. Accordingly, the demand for our products is uncertain. Many companies in our target markets are unaware that e-customer intelligence software such as ours is available or beneficial and may choose to allocate their resources elsewhere, including to internally developed analytic capabilities. Moreover, many companies may continue to rely on traditional offline customer intelligence methods or internally-developed applications. In order for us to be successful, our potential customers must recognize the value of and decide to invest in e-customer intelligence software, and, in particular, adopt our product. Any failure of this market to continue to develop would seriously harm our business.

MOST OF OUR REVENUE EACH QUARTER IS DERIVED FROM A SMALL NUMBER OF LARGE ORDERS. IF WE FAIL TO COMPLETE ENOUGH LARGE ORDERS IN ANY QUARTER, OUR REVENUE COULD BE SIGNIFICANTLY LOWER THAN EXPECTED

We derive a significant portion of our revenue in each quarter from a small number of large orders. For example, during each of the four quarters in the year ended December 31, 2000, at least one customer accounted for more than 10% of our total revenue. Our quarterly operating results could be adversely affected if we were unable to complete one or more large orders in any quarter.

OUR SALES CYCLES ARE LONG AND UNPREDICTABLE, MAKING IT DIFFICULT TO FORECAST OUR REVENUES AND BUDGET OUR EXPENSES

Our sales cycles are long and unpredictable, in part because we generally need to educate potential customers about the benefits of e-customer intelligence software. In addition, we believe that, for many of our potential customers, the purchase of our software and services can represent a significant portion of their web site budget and a substantial commitment of personnel resources. As a result, we experience widely varying sales cycles that typically range from two to six months or more. Our long and varying sales cycles make it difficult to predict the quarter in which particular sales may occur and, therefore, to forecast our revenue and budget our expenses. Moreover, a significant portion of our sales tend to occur within the last month of a quarter, making it difficult to predict revenue until late in the quarter and to adjust expenses accordingly.

OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY SMALL DELAYS IN CUSTOMER ORDERS OR PRODUCT INSTALLATIONS

Small delays in customer orders can cause significant variability in our license revenue and operating results for any particular period. We derive a substantial portion of our revenue from the sale of software products and related services. Our revenue recognition policy generally permits us to recognize revenue for product license fees upon shipment and professional services upon performance. Any end of quarter delays in orders for delivery or product installation schedules could harm operating results for that quarter.

CONSOLIDATION OF OUR CLIENT AND PROSPECT BASE COULD LIMIT OUR FUTURE REVENUE STREAMS, CAUSING AN ADVERSE AFFECT ON OUR REVENUE

Consolidation continues to play an important role in the strategic initiatives of our client and prospect base. To the extent that our current or potential customers combine their businesses with companies that already use our technology, or technologies similar to ours, the continued demand for our product and service offerings could be reduced or eliminated, and our future revenue streams could be adversely affected.


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

We may not be able to compete successfully against current and future competitors. Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. They may also have significantly greater name recognition and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our target markets. As a result, our competitors may be able to respond more quickly to evolving industry standards and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In the past, we have lost potential customers to competitors for various reasons and may continue to do so.

OUR ABILITY TO INCREASE REVENUE DEPENDS ON EXPANDING OUR DIRECT SALES FORCE, WHICH MAY BE DIFFICULT BECAUSE OF THE SHORTAGE OF QUALIFIED SALES PERSONNEL AND BECAUSE IT TAKES TIME FOR NEW HIRES TO BECOME PRODUCTIVE

If we are unable to significantly expand our direct sales force, we may not increase our market share or revenue, which could seriously harm our business. To date, we have derived the substantial majority of our revenue from the efforts of our direct sales force. We believe we must increase the size and productivity of our direct sales force in order to increase revenue. Competition for qualified sales personnel is intense, and we may not be able to hire a sufficient number of sales people with the skills we need. In addition, the competition for qualified sales personnel may make it difficult to retain the personnel we have hired or hire in the future. Moreover, the technical nature of our products lengthens the time it takes for our new sales people to become productive, typically three to six months. This lag in productivity may make it more difficult to meet our sales growth targets. Further, we may not generate sufficient sales to offset the increased expense resulting from growing our sales force, and we may be unable to manage a larger sales force.

IF WE ARE UNABLE TO EXPAND OUR INDIRECT SALES THROUGH INTERNET-ORIENTED SYSTEMS INTEGRATORS, RESELLERS, ORIGINAL EQUIPMENT MANUFACTURERS AND APPLICATION SERVICE PROVIDERS, WE MAY NOT MAINTAIN OR INCREASE OUR MARKET SHARE OR REVENUE, WHICH COULD SERIOUSLY HARM OUR BUSINESS

Our strategy includes developing relationships with a variety of Internet-oriented systems integrators, resellers, original equipment manufacturers and application service providers, in the United States and abroad, to augment the efforts of our direct sales force. These third parties may not succeed in marketing or selling our products and services. We have little or no control over the activities of these third parties or the viability of their businesses, and poor performance by any of them could injure our reputation, create liabilities for us and seriously harm our business. These third parties may also market and sell competing products and services, which could adversely affect sales of our products and services. We may be unable to effectively manage potential conflicts among these third parties. Our reliance on these third parties may also increase our credit risk because we effectively bear the risk of non-payment by both the third parties and their customers. Any failure by these parties to pay for our products and services in a timely manner could reduce our cash flows and harm our financial condition.

BECAUSE THERE IS INTENSE COMPETITION FOR QUALIFIED PERSONNEL IN OUR INDUSTRY, WE MAY NOT BE ABLE TO RECRUIT OR RETAIN THE PERSONNEL WE NEED, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES

Our ability to achieve our business objectives could be adversely affected if we cannot identify, attract, hire, train, retain and motivate qualified personnel. In particular, we are seeking to hire highly skilled systems engineers and other technical and engineering personnel and employees for our professional services organization. Because of the technical nature of our products, it typically takes several months to train our professional service personnel to provide services effectively. If we are unable to expand and train our professional services staff, we could be unable to meet customer demand for our services, which could cause customer dissatisfaction and lost sales. Our headquarters are located in the metropolitan Boston, Massachusetts area, and competition for qualified personnel in this area, as well as the other areas where we need personnel, is intense. Competition is particularly strong for qualified systems engineers and other software development and technical personnel. Many other employers are able to offer significantly more attractive compensation and benefits than we do. We may be unable to recruit and retain the personnel we need. Our business would be seriously harmed if we are unable to retain our existing employees or to hire the other highly qualified personnel we need.

THE EXPANSION OF OUR BUSINESS HAS PLACED, AND CONTINUES TO PLACE, A SIGNIFICANT STRAIN ON OUR MANAGEMENT, OPERATING SYSTEMS AND RESOURCES AND COULD SERIOUSLY HARM US

Our failure to properly manage the expansion of our business could seriously harm us. Our business has recently experienced a period of significant and rapid expansion that has placed, and continues to place, significant demands on our administrative, operational, and financial personnel and systems. Additional expansion by us may further strain our management, financial, and other resources. There can be no assurance that our systems, procedures, controls, and existing space will be adequate to support expansion of our operations. Our future operating results will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our operational, financial control and reporting systems. If we are unable to respond to and manage changing business conditions, the quality of our services and our results of operations could be materially adversely affected.


FUTURE EXPANSION OF OUR INTERNATIONAL OPERATIONS WILL REQUIRE SIGNIFICANT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES AND OUR EFFORTS TO EXPAND INTERNATIONALLY MAY NOT SUCCEED

We intend to expand our international operations and international sales and marketing efforts, particularly in Europe and Asia. We currently have offices in the United Kingdom, Canada, Germany, Sweden, and Australia, and are pursuing business through indirect channels in other European countries and in Japan. We have limited experience in developing localized versions of our software products and in marketing, selling and distributing our software and services internationally. To successfully expand international sales, we must expand our international operations, recruit additional international sales and support personnel, and expand our international distribution channels. This international expansion strategy will require significant management attention and financial resources, and we may not be successful in implementing our strategy. Our failure to manage these risks adequately could seriously harm our business.

IF REVENUES DO NOT MEET INTERNAL OR ANALYST EXPECTATIONS, WE MIGHT BE REQUIRED TO IMPLEMENT EXPENSE REDUCTION PROGRAMS, WHICH COULD CAUSE SIGNIFICANT STRAIN ON REMAINING PERSONNEL AND ADVERSE EFFECTS ON OUR RESULTS OF OPERATIONS

The Company's personnel and expense levels have been planned to support anticipated levels of sales of our products and services. If revenues do not meet internal or analyst expectations, we might be required to implement expense reduction programs which could include reductions in our headcount. In such circumstances, the remaining personnel could feel significant strain in performing their roles and responsibilities and our ability to sell and support our products and to develop new and enhanced products could be adversely affected.

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

IF ANY TECHNOLOGIES EMBEDDED IN OUR PRODUCTS BECOME UNAVAILABLE TO US, PRODUCT FUNCTIONALITY COULD SUFFER, CAUSING AN ADVERSE EFFECT ON OUR REVENUE

Currently, certain third-party technologies are embedded into our product, providing additional advanced functionality of our software for our customers, pursuant to license agreements with such third parties. Most of these license agreements are non-exclusive, are for limited terms, and may be terminated by the other party if we default in our obligations. If these license agreements were terminated or if these technologies were otherwise no longer available to us, product functionality of our software could suffer as we attempt to replace the technologies, causing an adverse affect on our quarterly results.

OUR BUSINESS AND PROSPECTS WOULD SUFFER IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

Our success depends in large part on our intellectual property, particularly our software. If we fail to successfully enforce our intellectual property rights, other companies might copy our technology or introduce products or services that compete with ours. This could reduce our revenues and weaken our competitive position. We rely solely on a combination of copyright, patent, trademark and trade secrets law, assignment of invention and confidentiality agreements, confidentiality procedures and licensing arrangements to establish and protect our intellectual property rights. Currently, we have two pending patent applications and no issued patents. Our efforts to protect our intellectual property may be inadequate. Existing patent, trade secret, copyright and trademark laws offer only limited protection, and we may be unsuccessful in obtaining that protection, or our efforts to obtain that protection may be opposed by others. In addition, the laws of some foreign countries where we market our products and services do not protect intellectual property rights to the same extent as do the laws of the United States. We may be required to spend significant resources to monitor infringement of and enforce our intellectual property rights.

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

OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST US WHICH COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Reliance on intellectual property rights is pervasive in our industry, and we expect that as competition intensifies, companies will continue to pursue vigorous enforcement of their intellectual property rights through litigation and other means. As a result, third parties may claim that our products or services infringe their intellectual property rights. Any such claim could seriously harm our business, results of operations and financial condition. We have not performed a comprehensive analysis of patents that may limit our ability to do business. An increasing number of companies are seeking and obtaining patents regarding methods of doing business on the Internet, and valid patents that apply to our methods of doing business may have been issued or may be issued in the future without our knowledge.

Defending any claim of intellectual property infringement, regardless of merit, is expensive and time-consuming and may distract our management's attention away from our business. As a result of any claim or anticipated claim, we may agree or be forced to:

     -    pay substantial damages

     - cease selling or using products and services that incorporate the infringed intellectual property

     - obtain a license for the infringed intellectual property, which might not be available on commercially reasonable terms or which could adversely affect our results of operations and financial condition

     - attempt to modify our products and services to avoid infringing others' intellectual property rights, which we might be unable to do at all or quickly enough to prevent serious harm to our competitive position in the market

     - refund portions of license fees paid to us if other remedies are unavailable

WE COULD BE NAMED IN LAWSUITS REGARDING THE ENABLEMENT OF PRIVACY VIOLATIONS, WHICH COULD DISTRACT PERSONNEL FROM THEIR PRESENT ROLES AND RESPONSIBILITIES, AS WELL AS ADVERSELY EFFECT OUR RESULTS OF OPERATIONS

Recent lawsuits have been filed against other companies by individuals and organizations claiming privacy violations with respect to improper use of their information that was gathered from website activity. Because our software analyzes information regarding usage of our customers' web sites, customers may use our software to generate personally identifiable information about users of their sites. While we do not control how our customers may use this information, we could be named in lawsuits regarding the enablement of privacy violations. Any such litigation could result in liability to us, could distract personnel from their present roles and responsibilities, and adversely affect our results of operations.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY

Provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

     -    authorizing the issuance of "blank check" preferred stock

     - providing for a classified board of directors with staggered, three-year terms

     - providing that directors may only be removed for cause by a two-thirds vote of stockholders

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

A LARGE PERCENTAGE OF OUR OUTSTANDING COMMON STOCK IS HELD BY A SMALL NUMBER OF INVESTORS, WHICH CREATES LOW TRADING VOLUME IN OUR STOCK, FOR WHICH EVEN RELATIVELY SMALL TRADES COULD CAUSE FLUCTUATIONS IN THE PRICE OF OUR STOCK

As of December 31, 2000, our common shares issued and outstanding totaled 21,689,873. A significant portion of this amount is held by a small number of investors, which limits the amount of trading volume in the public market. Because of this limited liquidity, even relatively small volumes of stock traded over a short period of time could create a large supply of stock with limited demand, causing an adverse affect on the value of our common stock.

ITEM 2.    PROPERTIES

     Our headquarters are located in Cambridge, Massachusetts, where we lease approximately 58,000 square feet of office space under a lease expiring in August 2006. We expect that these facilities will meet our needs through 2001 and possibly longer. We also lease approximately 25,000 square feet of office space under a lease expiring in August 2004. We expect to sub-lease this space within the next three months. We also lease approximately 16,000 square feet of office space under a lease expiring in December 2001. We have sublet this space through the remainder of the lease. We also lease sales and service offices in Sydney, Australia, Stockholm, Sweden, Newmarket, United Kingdom, London, United Kingdom, Aachen, Germany, Toronto, Canada and Cupertino, California. We lease these offices under agreements with remaining terms of less than three years.

ITEM 3.    LEGAL PROCEEDINGS

     From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION; RECENT SALES OF UNREGISTERED SECURITIES

     Our common stock has been trading on the NASDAQ Stock Market ("NASDAQ") under the symbol "NTGX" since February 29, 2000, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on NASDAQ:


                     Year Ended December 31, 2000                  High            Low
      1st Quarter (from February 29, 2000)..................        59.00         18.00
      2nd Quarter...........................................        44.50         11.19
      3rd Quarter...........................................        19.88          4.75
      4th Quarter...........................................         8.97          1.13

     On March 28, 2001, the last reported sale price on the NASDAQ National Market for our common stock was $1.75 per share. On this date there were 21,773,505 shares of common stock outstanding with 223 holders of record of our common stock. This number does not include shareholders for whom shares were held in a "nominee" or "street" name. During the fiscal year we did not pay any dividends. We presently intend to retain future earnings to finance the growth and development of our business, and we do not anticipate paying cash dividends on our common stock in the foreseeable future.

     Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive their proportionate share of dividends, if any, declared from time to time by the board of directors out of funds legally available for that purpose. In the event of our liquidation, dissolution or winding up, holders of common stock are entitled to their proportionate share of all assets remaining after payment of liabilities. Common stock has no preemptive or conversion rights or other subscription rights. No redemption or sinking fund provisions apply to the common stock. All outstanding shares of common stock are fully paid and non-assessable.

     On October 23, 2000, in connection with our acquisition of e-dynamics GmbH, we issued 177,777 unregistered shares of our restricted common stock which vest over a period of two years subject to the retention of e-dynamics GmbH employees. An additional 76,190 unregistered shares of our common stock were issued and held in escrow subject to the satisfaction of certain provisions in the purchase agreement entered into in connection with this acquisition. Additional consideration of up to 2.5 million shares of our common stock may be earned during the period ending February 28, 2003 by the principals of e-dynamics through earnout agreements in place for fiscal years 2001 and 2002. The shares issued in connection with the e-dynamics GmbH acquisition were issued pursuant to the exception from the registration requirement of the Securities Act of 1933, as amended, provided pursuant to Regulation S.

USE OF PROCEEDS

On February 29, 2000, we completed an initial public offering of our common stock, $0.001 par value per share. The managing underwriters in the offering were Chase Securities, Inc., Deutsche Bank Securities, Inc. and U.S. Bancorp Piper Jaffrey, Inc. (the "Underwriters"). The shares of common stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (the "Registration Statement") (File No. 333-93335) that was declared effective by the Securities and Exchange Commission on February 28, 2000. On February 29, 2000, the date of the offering, 4,887,500 shares of common stock registered under the Registration Statement (including 637,500 shares issued upon exercise of the underwriters' over-allotment option) were sold at a price of $18.00 per share. The aggregate net proceeds to us were approximately $80.3 million. Through December 31, 2000, we have applied the net proceeds of the offering approximately as follows: $21.9 million for working capital; $9.4 million for purchases of fixed assets; $1.2 million for acquisition; and, $1.3 million for the repayment of principal on our indebtedness and capital lease obligations. The balance of the net proceeds, in the amount of $46.5 million, has been invested in temporary investments, consisting primarily of high-grade government agency and corporate bonds, pending their future application.

We currently expect to use the balance of the net proceeds primarily for working capital and general corporate purposes, including funding product development and expanding the sales and marketing organization. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. In addition, we may use a portion of the net proceeds for further development of our product lines through acquisitions of products, technologies and businesses.

None of our offering expenses or the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of NetGenesis or their associates, persons owning 10% or more of any class of equity securities of NetGenesis, or any affiliate of NetGenesis.

ITEM 6.    SELECTED FINANCIAL DATA

In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited financial statements for the years ended December 31, 1996, 1997, 1998, 1999, and 2000. When you read this selected financial data, it is important that you read it along with Management's Discussion and Analysis of Financial Condition and Results of Operations, which can be found in Item 7., and our historical consolidated financial statements, and the related notes to the financial statements, which can be found in Item 8.

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                              1996         1997          1998         1999          2000
                                                          ---------    -----------    ----------   ----------    ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
          STATEMENT OF OPERATIONS DATA:
          Revenue:                                         $    583      $  1,009      $  1,568    $    6,535    $   24,803
          Gross profit...............................           359           369           575         3,199        13,856
          Loss from operations.......................        (2,787)       (3,050)       (5,884)      (16,014)      (27,494)
          Net loss...................................      $ (2,616)     $ (3,110)     $ (5,773)   $  (16,011)   $  (22,849)
                                                           --------      --------      --------    ----------    ----------
          Net loss available to common
            stockholders.............................      $ (2,734)     $ (3,447)     $ (6,433)   $  (17,923)   $  (23,291)
                                                           ========      ========      ========    ==========    ==========
          Basic and diluted net loss available to
            common stockholders per share............      $ (21.37)     $  (8.11)     $ (10.82)   $   (13.72)   $    (1.34)
                                                           ========      ========      ========    ==========    ==========
          Pro forma basic and diluted net
            loss per common share....................                                              $    (1.33)   $    (1.17)
                                                                                                   ==========    ==========

                                                                                    DECEMBER 31,
                                                                                    ------------
                                                             1996          1997          1998          1999         2000
                                                         -----------   -----------   -----------   -----------  --------
                                                                                   (IN THOUSANDS)
          BALANCE SHEET DATA:
          Cash and cash equivalents..................    $      650    $      253    $    2,261    $    9,643   $   15,564
          Working capital............................         2,449           866         1,688         7,353       51,681
          Total assets...............................         3,489         1,642         3,866        17,792       78,985
          Long-term portion of capital lease
            obligations and long-term debt...........           112           --            --          1,892          483
          Redeemable convertible preferred stock.....         4,082         5,856        13,566        36,575          --
          Total stockholders' equity (deficit).......   $     1,767    $   (4,712)   $  (11,081)   $  (27,147)  $   69,712

  Basic and diluted net loss available to common stockholders per share is computed using the weighted average number of common shares outstanding. Options and warrants were not included in the computation of diluted net loss available to common stockholders per share because the effect would be anti-dilutive.

  Pro forma net loss per share has been computed as described above except that it gives effect to the conversion of preferred stock outstanding as if the conversion took place at the beginning of the period presented and, accordingly, does not include accretion of redeemable preferred stock.

Quarterly Results of Operations

     The following table presents our unaudited quarterly results of operations for the eight quarters ended December 31, 2000. You should read the following table in conjunction with our financial statements and related notes appearing elsewhere in this document. We have prepared this information on the same basis as our audited financial statements. In the opinion of our management, this information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our operating results for the quarters presented. You should not draw any conclusions about our future results from the results of operations for any one quarter or series of quarters.

                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                    MAR. 31,    JUNE 30,     SEPT. 30,     DEC. 31,   MAR. 31,    JUNE 30,     SEPT. 30,   DEC. 31,
                                      1999       1999         1999          1999       2000        2000         2000        2000
                                   ----------  ----------  -----------   ----------  --------   -----------  -----------  --------
                                                                           (IN THOUSANDS)
STATEMENT OF OPERATIONS
  DATA:
Revenue:                            $   822     $ 1,134     $ 1,917      $ 2,662      $ 3,764    $  5,787     $  6,731     $  8,521
Gross profit                            374         564         996        1,265        1,834       3,109        3,782        5,131
Operating expenses:                   2,899       3,381       5,133        7,800        9,008      10,091       10,332       11,919
Loss from operations                 (2,525)     (2,817)     (4,137)      (6,535)      (7,174)     (6,982)      (6,550)      (6,788)
Net loss                             (2,578)     (2,888)     (4,119)      (6,427)      (5,663)     (5,851)      (5,467)      (5,868)
Net loss available to
common stockholders                 $(2,798)    $(3,255)    $(4,782)     $(7,090)     $(6,105)   $ (5,851)    $ (5,467)    $ (5,868)
                                    =======     =======     =======      =======      =======    ========     ========     ========
Basic and diluted net loss
available to common stockholders
per share                           $ (3.34)    $ (2.95)    $ (3.20)     $ (3.99)     $ (0.73)   $  (0.29)    $ (0.27)     $  (0.28)
                                    =======     =======     =======      =======      =======    ========     ========     ========
Pro forma basic and diluted net
loss available to common
stockholders per share              $ (0.30)    $ (0.28)    $ (0.29)     $ (0.44)     $ (0.34)   $  (0.29)    $ (0.27)     $  (0.28)
                                    =======     =======     =======      =======      =======    ========     ========     ========

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included elsewhere in this report.

THIS SECTION OF THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THESE FORWARD-LOOKING STATEMENTS INCLUDE THOSE SET FORTH IN ITEM 1 OF THIS DOCUMENT UNDER THE CAPTION "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE AND THE MATTERS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

OVERVIEW

           We offer e-customer intelligence software that enables companies to understand and improve their online businesses. We license our NetGenesis software product to customers for a fee and also provide related maintenance and support services. In addition, we provide professional consulting services. These services include analytic consulting, product implementation, application integration, customization of e-customer analysis reporting and training.

           We license NetGenesis and our other software products to our customers primarily on a perpetual, non-exclusive and non-transferable basis. Our pricing model is based on the number of CPU's within the customer's managed servers in the customer's environment, the platform supported and the number of end users of our software, allowing for additional revenue as a customer's requirements grow. Support and maintenance contracts, which are typically purchased with initial product licenses and are renewable annually thereafter, entitle customers to telephone, e-mail and web-based support and to routine product upgrades, when and if available. The price for our support and maintenance services is based on a percentage of the then-current list price of the software. Consulting fees for implementation services and training are charged primarily on a time-and-materials basis.

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

          Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and professional services departments, and to establish our administrative organization. As a result, we have incurred net losses in each fiscal quarter since December 31, 1994 and, as of December 31, 2000, had an accumulated deficit of $54.1 million. We anticipate that our operating expenses will stabilize or decrease over the next several quarters, but long-term will increase as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional consulting services and support, and improve operational and financial systems. We expect that these operating expenses, as well as anticipated capital expenditures, will constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow from operations. We may not achieve or sustain profitability or positive cash flow from operations.

           We have recorded deferred stock-based compensation related to grants of stock options. This amount represents the difference between the exercise price of these stock option grants and the amount subsequently determined to be the fair market value of the underlying common stock for financial reporting purposes at the time of grant. Of this amount, we amortized approximately $2.1 million in the twelve months ended December 31, 2000. Of that $2.1 million, $217,000 was related to stock options granted in connection with the acquisition of e-dynamics. Another $1.4 million and $557,000 consisted of the amortization of deferred expense attributable to the issuance of stock options with exercise prices less than the amount subsequently determined to be the fair market value of the underlying stock for financial reporting purposes on the date of grant for the years ended December 31, 1999 and 2000, respectively. In addition, we recorded stock-based compensation expense of $768,000 related to severance agreements entered into with former employees during the twelve months ended December 31, 2000. We will amortize $6.9 million of stock-based compensation ratably over the remaining vesting periods of the options, generally four years or less, which will affect our reported results of operations through 2003. All of these amounts appear on our statements of operations as stock-based compensation.

RESULTS OF OPERATIONS

     The following table expresses our operating data as percentages of total revenue for each period indicated.

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                       1998          1999           2000
                                                   ------------  ------------   --------
             STATEMENT OF OPERATIONS DATA:
             Revenue:
               Product revenue.................          60%           58%            61%
               Service revenue.................          40            42             39
                                                      -----         -----          -----
             Total revenue.....................         100           100            100
                                                      -----         -----          -----
             Cost of revenue:
               Cost of product revenue.........          15             3              3
               Cost of service revenue.........          48            48             41
                                                      -----         -----          -----
             Total cost of revenue.............          63            51             44
                                                      -----         -----          -----
             Gross profit......................          37            49             56
                                                      -----         -----          -----
             Operating expenses:
               Sales and marketing.............         194           160             84
               Research and development........         145            72             42
               General and administrative......          73            54             29
               Stock-based compensation........          --             8             12
                                                      -----         -----          -----
             Total operating expenses..........         412           294            167
                                                      -----         -----          -----
             Loss from operations..............        (375)         (245)          (111)
             Other income (loss)...............           7            --             19
                                                      -----         -----          -----
             Net loss..........................        (368)%        (245)%          (92)%
                                                      =====         =====          =====

Comparison of 1999 and 2000

     Total Revenue. Total revenue increased by $18.3 million, or 280%, to $24.8 million for 2000 from $6.5 million for 1999. No customer accounted for 10% or more of our total revenue in 2000. We expect that because of our small historical revenue base, the recent percentage growth rates of our total revenue will not be sustainable in the future.

     Product Revenue. Product revenue increased by $11.3 million, or 299%, to $15.1 million for 2000 from $3.8 million for 1999. The growth in product revenue was due to a larger number of product licenses entered into, as well as to an increase of approximately 138% in the average dollar size of licenses, attributable to larger implementations and price increases. Product revenue as a percentage of total revenue increased to 61% for 2000 from 58% for 1999. We anticipate that revenue from licenses of NetGenesis 5 will continue to represent a majority of our revenues in the future.

     Service Revenue. Service revenue increased by $6.9 million, or 252%, to $9.7 million for 2000 from $2.7 million for 1999. Approximately $5.2 million of the increase in the dollar amount of service revenue was attributable to increased implementation and consulting services delivered in connection with increased product license sales. The balance of the increase was attributable to increased average dollar size of maintenance contracts associated with higher dollar value sales of NetGenesis licenses.

     Cost of Product Revenue. Cost of product revenue consists primarily of royalties associated with third-party software embedded in our software products and software product costs, such as user manuals, packaging and media costs. Cost of product revenue increased by $483,000, or 221%, to $702,000 for 2000 from $219,000 for 1999. The increase was attributable to an increase in royalty fees for third-party software embedded in our software products. Cost of product revenue as a percentage of product revenue declined to 5% for 2000 from 6% for 1999. This decrease was attributable to a negotiated reduction in royalty fees for the period of October 1999 through March 2000.

     Cost of Service Revenue. Cost of service revenue consists primarily of salaries, benefits and associated overhead costs of our professional services organization. Cost of service revenue for 2000, excluding stock-based compensation, increased by $7.1 million, or 229%, to $10.2 million from $3.1 million in 1999. Substantially all of the absolute dollar increase was attributable to an increased number of personnel in our professional services organization. This growth has required that we invest in hiring and training personnel and building a management and operational infrastructure. This investment has resulted in the cost of service revenue exceeding our service revenue. Cost of service revenue as a percentage of service revenue decreased to 106% for 2000 from 113% for 1999. We expect our service revenue will exceed our cost of service revenue in future quarters.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel costs, including related overhead costs and commissions, as well as travel and entertainment expenses, trade show and other promotional expenses, advertising, and other marketing costs. Sales and marketing expenses for 2000, excluding stock-based compensation, increased by $10.4 million, or 99%, to $20.8 million from $10.5 million in 1999. Approximately $8.6 million of the increase was due to increased personnel in our sales and marketing departments. Approximately $734,000 of the increase was due to increased commissions earned by sales personnel on higher dollar sales. The balance of the increase was attributable to increased marketing communications expenditures associated with product introductions and efforts to create increased awareness of our products and services. Sales and marketing expenses as a percentage of total revenue declined to 84% for 2000 from 160% for 1999. This decline is primarily attributable to increased productivity from our personnel compared to the prior year which generated a larger volume of transactions at a higher average transaction price. We expect that sales and marketing expenses will stabilize or decrease in the near term, and in the long-term increase in dollar amount for new product launches, brand awareness programs, international expansion and lead generation efforts.

     Research and Development Expenses. Research and development expenses consist primarily of salaries, benefits and related overhead costs attributable to our research and development organization, as well as the cost of consultants. Research and development expenditures are charged to operations as incurred. Research and development expenses, excluding stock-based compensation, increased by $5.8 million, or 122%, to $10.5 million for 2000 from $4.7 million for 1999. Approximately $4.8 million of the increase was attributable to increased staffing and associated support for software engineers required to expand and enhance our product offerings. The balance of the cost increase was attributable to the use of independent contractors related to the development and enhancement of our products. Research and development expenses as a percentage of total revenue declined to 42% for 2000 from 72% for 1999. This decline is primarily attributable to the fact that the rate of growth of our total revenue exceeded our planned rate of growth in research and development expenditures. We believe that research and development expenses will stabilize or decrease in the near term, and in the long-term increase in dollar amount as we continue to add additional research and development personnel.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries, benefits and overhead costs associated with our executive, finance, human resource, legal, accounting and internal information system functions. General and administrative expenses, excluding stock-based compensation, increased by $3.7 million, or 105%, to $7.2 million for 2000 from $3.5 million for 1999. Approximately $2.4 million of the increase was the result of increased staffing and associated expenses necessary to manage and support our growth. Approximately $633,000 of the increase was attributable to increased facilities related costs, $287,000 was attributable to an increase in professional services fees and $291,000 was attributable to an increase in the provision for bad debt. General and administrative expenses as a percentage of total revenue declined to 29% for 2000 from 54% for 1999. This decline is primarily attributable to the fact that the rate of growth of our total revenue exceeded our planned rate of growth in general and administrative expenditures. We expect that general and administrative expenses will stabilize or decrease in the near term, and in the long-term increase in dollar amount as we expand our operations and infrastructure to support our planned future growth.

     Stock-based Compensation. We incurred stock-based compensation expense of $2.9 million for 2000. The expense includes $733,000 related to the extension of options in connection with employee severance. It also includes a $217,000 compensation charge related to shares provided in connection with the acquisition of e-dynamics GmbH. It also includes $1.4 million for amortization of the deferred expense attributable to the issuance of stock options in the year ended December 31, 1999 and $557,000 for amortization of the deferred expense attributable to the issuance of stock options in the year ended December 31, 2000 with exercise prices less than the amount subsequently determined to be the fair market value of the underlying stock for financial reporting purposes on the date of grant. These options generally vest over four years or less. The remaining deferred compensation expense of approximately $6.9 million will be amortized ratably over the remaining vesting periods of the options, and will affect periods ending after December 31, 2000.

     Other Income (Loss). Other income (loss) consists of interest income, interest expense, other income, loss on disposal of fixed assets, realized gain on the sale of marketable securities and other expenses. Other income increased by $4.6 million from $3,000 in 1999 to $4.6 million for 2000. Approximately $1.1 million of the increase was due to realized gains on marketable securities we sold in the quarter ended March 31, 2000. The balance of the increase was due to higher interest income incurred on larger average outstanding cash and investment balances attributable to our initial public offering during the quarter ended March 31, 2000.

Comparison of 1998 and 1999

     Total Revenue. Total revenue increased by $4.9 million, or 317%, to $6.5 million for 1999 from $1.6 million for 1998. No customer accounted for 10% or more of our total revenue in 1999.

     Product Revenue. Product revenue increased by $2.9 million, or 304%, to $3.8 million for 1999 from $937,000 for 1998. Substantially all of the growth in product revenue was due to an increase of approximately 300% in the average dollar size of licenses, attributable to larger implementations and price increases. Product revenue as a percentage of total revenue decreased to 58% for 1999 from 60% for 1998.

     Service Revenue. Service revenue increased by $2.1 million, or 335%, to $2.7 million for 1999 from $631,000 for 1998. Approximately $1.6 million of the increase in the dollar amount of service revenue was attributable to increased implementation and consulting services in connection with increased product license sales. The balance of the increase was attributable to greater sales of maintenance contracts associated with higher dollar value sales of product licenses.

     Cost of Product Revenue. Cost of product revenue consists primarily of royalties associated with third-party software embedded in our software products and software product costs, such as user manuals, packaging and media costs. Cost of product revenue decreased by $12,000, or 5%, to $220,000 for 1999 from $232,000 for 1998. The decrease was attributable to a decrease in license fees for third-party software purchased for resale by us as part of our product. Cost of product revenue as a percentage of product revenue declined to 6% for 1999 from 25% for 1998. This decrease was attributable to the above-mentioned decrease in license fees for third-party software.

     Cost of Service Revenue. Cost of service revenue consists primarily of salaries, benefits and associated overhead costs of our professional services organization. Cost of service revenue, excluding stock-based compensation, increased by $2.4 million, or 310%, to $3.1 million for 1999 from $761,000 for 1998. Substantially all of the increase was attributable to an increased number of personnel in our professional services organization. This growth has required that we invest in hiring and training personnel and building a management and operational infrastructure. This investment has resulted in the cost of service revenue exceeding our service revenue. Cost of service revenue as a percentage of service revenue decreased to 113% for 1999 from 121% for 1998.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel costs, including related overhead costs and commissions, as well as travel and entertainment expenses, trade show and other promotional expenses, advertising, and other marketing costs. Sales and marketing expenses, excluding stock-based compensation, increased by $7.5 million, or 244%, to $10.5 million for 1999 from $3.0 million for 1998. Approximately $4.1 million of the increase was due to increased personnel in our sales and marketing departments. Approximately $1.7 million of the increase was due to increased commissions earned by sales personnel on higher dollar sales. The balance of the increase was attributable to increased marketing communications expenditures associated with product introductions and efforts to create increase awareness of our products and services. Sales and marketing expenses as a percentage of total revenue declined to 160% for 1999 from 194% for 1998.

     Research and Development Expenses. Research and development expenses consist primarily of salaries, benefits and related overhead costs attributable to our research and development organization, as well as the cost of consultants. Research and development expenses, excluding stock-based compensation, increased by $2.4 million, or 108%, to $4.7 million for 1999 from $2.3 million for 1998. Approximately $1.9 million of the increase was attributable to increased staffing and associated support for software engineers required to expand and enhance our product offerings. The balance of the increase was attributable to the use of independent contractors related to the development and enhancement of our products. Research and development expenditures are charged to operations as incurred. Research and development expenses as a percentage of total revenue declined to 72% for 1999 from 145% for 1998.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries, benefits and overhead costs associated with our executive, finance, human resource, legal, accounting and internal information system functions. General and administrative expenses, excluding stock-based compensation, increased by $2.4 million, or 204%, to $3.5 million for 1999 from $1.1 million for 1998. Approximately $900,000 of the increase was the result of increased staffing and associated expenses necessary to manage and support our growth. Approximately $700,000 of the increase was attributable to increased professional service fees. General and administrative expenses as a percentage of total revenue declined to 53% for 1999 from 73% for 1998.

     Stock-based Compensation. We incurred stock-based compensation expense of $531,000 for 1999. The expense includes $143,000 related to extension of options in connection with employee severance. It also includes $388,000 for amortization of the deferred expense attributable to the issuance during 1999 of stock options with exercise prices less than the amount subsequently determined to be the fair market value of the underlying stock for financial reporting purposes on the date of grant. These options generally vest over four years or less. The remaining deferred compensation expense of approximately $5.7 million will be amortized ratably over the remaining vesting periods of the options, and will affect periods ending after December 31, 1999.

     Other Income (Loss). Other income (loss) consists of interest income, interest expense, other income, loss on disposal of fixed assets and other expenses. Other income decreased by $108,000 from $111,000 in 1998 to $3,000 for 1999 due to higher interest expense incurred on larger average outstanding borrowings during 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through private sales of preferred stock, with net proceeds of $35 million, and net proceeds of $80.3 million from our initial public offering in February 2000. To a lesser extent, we have financed our operations through debt and lease financing. As of December 31, 2000, we had $54.9 million in cash and cash equivalents, restricted cash, and short and long-term investments, an increase of $43.7 million from $11.2 million as of December 31, 1999. Of the $54.9 million in cash and cash equivalents, restricted cash, and short and long-term investments, $1.7 million is restricted cash in connection with our leased facilities in Cambridge, MA. This restricted cash is classified as a long-term other asset

     As of December 31, 2000, we had cash and cash equivalents totaling $15.6 million, an increase of $6.0 million from $9.6 million of cash and cash equivalents held as of December 31, 1999. This increase resulted primarily from our initial public offering in

February 2000, which provided net proceeds of $80.3 million, reduced by cash used to fund operations and investing activities for 2000.

     Our operating activities resulted in net cash used of $25.3 million for the year ended December 31, 2000. Net cash used in operations was primarily attributable to our $22.8 million net loss generated during the year along with increases in accounts receivable of $6.6 million and prepaid expenses and other current assets of $2.1 million. This was offset in part by non-cash charges for stock-based compensation expense of $2.9 million and depreciation and amortization expense of $3.0 million, and increases in deferred revenue and accrued expenses of $1.4 million and $343,000, respectively.

     Our investing activities resulted in net cash used of $49.0 million for the year ended December 31, 2000. Approximately $99.5 million was used for the purchase of investments and marketable securities, $63.5 million was received as proceeds from the sale of investments and marketable securities, $1.2 million for acquisition related expenditures, and approximately $10.1 million was used for investment in capital expenditures.

     Our financing activities resulted in net cash provided of $80.3 million for 2000, primarily due to our initial public offering in February 2000.

     Capital expenditures totaled $775,000 for 1998, $3.6 million for 1999 and $10.1 million for 2000. Our capital expenditures consisted of purchases of property and equipment, including computer equipment and software, furniture and fixtures and leasehold improvements. We expect capital expenditures to increase for the foreseeable future as we increase the number of our employees and improve and expand our information systems.

     We have a subordinated debt agreement with Comdisco, Inc. under which we have obtained a term loan of $3.0 million and an equipment line of credit of up to $1.0 million. The term loans and the equipment line are payable in 36 monthly payments and bear interest at rates of 13.5% and 9.0%, respectively. As of December 31, 2000, we had $1.5 million outstanding under the term loan agreement and $804,000 outstanding under the equipment line. No additional amounts are available for borrowing under the term loan agreement. In order to lease additional equipment under the equipment line of credit, we must not be in default under the equipment line or under any other agreement, and there must not have been a material change in our credit standing or in our ability to perform our obligations under the equipment line. We believe we were in compliance with these covenants as of December 31, 2000.

     While we anticipate that our operating expenses will stabilize or decrease over the next several quarters, long-term we expect to experience significant growth in order to execute our business plan, particularly research and development and sales and marketing expenses. As a result, we anticipate that operating expenses, as well as anticipated capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary products, services, businesses or technologies. We believe that the net proceeds from the sale of common stock in our initial public offering will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. Any needed financing may not be available to us on commercially reasonable terms, if at all.

RECENTLY ENACTED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended in July 1999 by the issuance of Statement of Financial Accounting Standards No. 137 ("SFAS No.
137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB No. 133." SFAS No. 137 defers the implementation of SFAS No. 133 by one year. SFAS No. 133 was further amended in June 2000 by the issuance of Statement of Financial Accounting Standards No. 138 ("SFAS No. 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." SFAS No. 138 further clarifies the provisions of SFAS No. 133. For the Company SFAS No. 133, as amended, is effective for fiscal quarters beginning on or after January 1, 2001. The Company has not historically entered into transactions involving derivative instruments, nor has it hedged any of its business activities, so it does not believe that adoption of SFAS No. 133 will have an effect on its financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 101B, which is effective no later than the year ended December 31, 2000. SAB 101 clarifies the SEC's views regarding recognition of revenue. We adopted SAB 101 in the fourth quarter of 2000. The application of the guidance in SAB 101 did not have a material impact on our results of operations.

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. We do not expect the adoption of SFAS No. 140 to have a material impact on our financial position or results of operations.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes, foreign currency fluctuation, and changes in the market values of its investments.

INTEREST RATE RISK

     Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. As of December 31, 2000, we had cash and cash equivalents of $15.6 million; and short-term investments and marketable securities of $37.2 million. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in cash and cash equivalents, which consist of financial instruments with purchased maturities of three months or less, and short and long-term investments, which consist of debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. We protect and preserve our invested funds by seeking to limit default, market and reinvestment risk. Our investment policy allows us to invest in a portfolio with a maximum average maturity of three months and a maximum maturity on any one security of two years.

     Investment in both fixed rate and floating rate interest-earning instruments carries a degree of interest rate risk. The fair market value of fixed rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Based upon our balance of cash and cash equivalents and short-term investments and marketable securities, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $264,000. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

FOREIGN CURRENCY RISK

     The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Australia, Canada, Germany, Sweden and the United Kingdom and conduct transactions in the local currency of each location. The impact of fluctuations in the relative value of other currencies was not material for the year ended December 31, 2000. We do not use derivative financial instruments, which are ineligible investments under our investment policy guidelines.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                NETGENESIS CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                             PAGE
                                                                                             ----
Report of Independent Accountants ........................................................    28
Consolidated Balance Sheets as of December 31, 1999 and 2000 .............................    29
Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000    30
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
December 31, 1998, 1999 and 2000 .........................................................    31
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000    33
Notes to Consolidated Financial Statements ...............................................    34

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of NetGenesis Corp:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of NetGenesis Corp. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
January 24, 2001

                               NET GENESIS CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                                  -------------------------
                                                                    1999            2000
                                                                  --------        ---------
                                                                       (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents ...............................       $  9,643        $  15,564
  Restricted cash .........................................            404              490
  Short-term investments and marketable securities ........          1,184           32,870
  Accounts receivable, net of allowances for doubtful
    accounts of $572 and $451 at December 31, 2000
    and 1999, respectively ................................          2,457            9,100
  Prepaid expenses and other current assets ...............            137            2,283
                                                                  --------        ---------
    Total current assets ..................................         13,825           60,307

Marketable securities .....................................             --            4,312
Fixed assets, net .........................................          3,697           10,861
Other assets ..............................................            270            3,505
                                                                  --------        ---------
    Total assets ..........................................       $ 17,792        $  78,985
                                                                  ========        =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of capital lease obligations ............            163              442
  Current portion of long-term debt .......................          1,163            1,354
  Accounts payable ........................................            800              664
  Accrued expenses ........................................          2,963            3,428
  Deferred revenue ........................................          1,383            2,738
                                                                  --------        ---------
    Total current liabilities .............................          6,472            8,626
Long-term portion of capital lease obligations ............            323              362
Long-term debt ............................................          1,569              121

Other long-term liabilities ...............................             --              164
                                                                  --------        ---------
    Total liabilities .....................................          8,364            9,273
                                                                  --------        ---------

Redeemable convertible preferred stock ....................         36,575               --
                                                                  --------        ---------

Commitments and contingencies (Note 12)

Stockholders' equity (deficit):
  Convertible preferred stock, Series A-1, $.001 par value;
    200 and 0 shares authorized, issued and outstanding at
    December 31, 1999 and 2000, respectively ..............             49               --
  Convertible preferred stock, Series A-2, $.001 par value;
    101 and 0 shares authorized, issued and outstanding at
    December 31, 1999 and 2000, respectively ..............            137               --
  Convertible preferred stock, Series A-3, $.001 par value;
    624 and 0 shares authorized, issued and outstanding at
    December 31, 1999 and 2000, respectively ..............          1,531               --


Common stock, $.001 par value; 100,000 shares
    authorized; 3,142 and 21,690, issued and outstanding
    at December 31, 1999 and 2000, respectively ...........              3               22
Additional paid-in capital ................................          6,606          130,739
Deferred compensation .....................................         (5,723)          (6,946)
Note receivable from stockholder ..........................            (96)             (96)
Accumulated deficit .......................................        (30,838)         (54,129)
Accumulated other comprehensive income ....................          1,184              122
                                                                  --------        ---------
    Total stockholders' equity (deficit) ..................        (27,147)          69,712
                                                                  --------        ---------
    Total liabilities, redeemable convertible preferred
       stock and stockholders' equity (deficit) ...........       $ 17,792        $  78,985
                                                                  ========        =========

   The accompanying notes are an integral part of these financial statements.

                                NETGENESIS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                 1998            1999            2000
                                                               --------        --------        --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Product revenue ......................................       $    937        $  3,788        $ 15,126
  Service revenue ......................................            631           2,747           9,677
                                                               --------        --------        --------
     Total revenue .....................................          1,568           6,535          24,803
                                                               --------        --------        --------
Cost of revenue:
  Cost of product revenue ..............................            232             219             702
  Cost of service revenue (excluding stock-based
     compensation of $52 and $395 for the years
     ended December 31, 1999 and 2000, respectively) ...            761           3,117          10,245
                                                               --------        --------        --------
     Total cost of revenue .............................            993           3,336          10,947
                                                               --------        --------        --------
Gross profit ...........................................            575           3,199          13,856
                                                               --------        --------        --------
Operating expenses:
  Sales and marketing (excluding stock-based
     compensation of $170 and $1,413 for the years ended
     December 31, 1999 and 2000, respectively) .........          3,045          10,479          20,849
  Research and development (excluding stock-based
     compensation of $288 and $494 for the years ended
     December 31, 1999 and 2000, respectively) .........          2,266           4,713          10,473
  General and administrative (excluding stock-based
     compensation of $21 and $560 for the years ended
     December 31, 1999 and 2000, respectively) .........          1,148           3,490           7,166
  Stock-based compensation .............................             --             531           2,862
                                                               --------        --------        --------
     Total operating expenses ..........................          6,459          19,213          41,350
                                                               --------        --------        --------
Loss from operations ...................................         (5,884)        (16,014)        (27,494)
Other income (loss):
  Interest income ......................................            117             448           3,828
  Interest expense .....................................            (11)           (465)           (321)
  Gain on sale of marketable securities ................             --              --           1,147
  Other income (expense) ...............................              5              20              (9)
                                                               --------        --------        --------
Net loss ...............................................       $ (5,773)       $(16,011)       $(22,849)
                                                               --------        --------        --------
Dividends and accretion of redeemable preferred
  stock ................................................           (660)         (1,912)           (442)
Net loss available to common stockholders ..............       $ (6,433)       $(17,923)       $(23,291)
                                                               ========        ========        ========
Basic and diluted net loss available to common
  stockholders per share ...............................       $ (10.82)       $ (13.72)       $  (1.34)
                                                               ========        ========        ========
Shares used in computing basic and diluted net loss
  available to common stockholders per share ...........            595           1,307          17,432
Unaudited pro forma basic and diluted net loss per
  common share .........................................                       $  (1.33)       $  (1.17)
Shares used in computing unaudited pro forma basic
  and diluted net loss per common share ................                         11,996          19,506


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                NETGENESIS CORP.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                    SERIES A-1         SERIES A-2            SERIES A-3
                                                   CONVERTIBLE        CONVERTIBLE           CONVERTIBLE
                                                 PREFERRED STOCK    PREFERRED STOCK        PREFERRED STOCK
                                                ----------------    -----------------    ------------------
                                                SHARES    AMOUNT    SHARES     AMOUNT    SHARES      AMOUNT
                                                ------    ------    ------     ------    ------      ------
BALANCE AT DECEMBER 31, 1997 ...............      200      $ 49       101      $ 137       624      $ 1,531
Forfeiture of common stock .................
Exercise of stock options ..................
Accrual of cumulative dividends on
 Series B and Series C preferred stock
 and accretion to redemption value..........
Net loss ...................................
                                                 ----       ---      ----       ----      ----       ------
BALANCE AT DECEMBER 31, 1998 ...............      200        49       101        137       624        1,531
Issuance of common stock ...................
Exercise of stock options ..................
Accrual of cumulative dividends on
 Series B, Series C and Series D preferred
 stock and accretion to redemption value ...
Net loss ...................................
                                                 ----       ---      ----       ----      ----       ------
BALANCE AT DECEMBER 31, 1999 ...............      200        49       101        137       624        1,531
Conversion of preferred stock ..............     (200)      (49)     (101)      (137)     (624)      (1,531)
Exercise of stock options ..................
Repurchase of restricted common stock ......
Deferred compensation related to grants of
 stock options .............................
Stock-based compensation ...................
Accrual of cumulative dividends on
 Series B, Series C, Series D, and
 Series F preferred stock and accretion
 to redemption value .......................
Unrealized gain on short-term investments
 and marketable securities .................
Net loss ...................................
 Comprehensive loss ........................
                                                 ----       ---      ----       ----      ----       ------
 BALANCE AT DECEMBER 31, 2000 ..............       --      $ --        --      $  --        --      $    --
                                                 ====       ===      ====       ====      ====       ======


                                                                                                            NOTE
                                                      COMMON STOCK         ADDITIONAL                    RECEIVABLE
                                                      ------------           PAID-IN      DEFERRED          FROM
                                                  SHARES      PAR VALUE      CAPITAL    COMPENSATION     STOCKHOLDER
                                                  ------      ---------      -------    ------------     -----------
 BALANCE AT DECEMBER 31, 1997 ...............         554      $     1      $      53      $              $
 Forfeiture of common stock .................         776            1             51
 Exercise of stock options ..................         174           --             11
 Accrual of cumulative dividends on Series B
  and Series C preferred stock and
  accretion to redemption value .............
 Net loss ...................................
                                                  -------      -------      ---------      -------        ------
 BALANCE AT DECEMBER 31, 1998 ...............       1,504            2            115
 Issuance of common stock ...................
 Exercise of stock options ..................       1,762            1            252                        (96)
 Repurchase of restricted common stock ......        (125)          --            (14)
 Deferred compensation related to grants of
  stock options .............................                                    6,110      (6,110)
 Stock-based compensation ...................                                      143         387
 Accrual of cumulative dividends on Series B,
  Series C and Series D preferred stock and
  accretion to redemption value .............
 Net loss ...................................
                                                  -------      -------      ---------      -------        ------
 BALANCE AT DECEMBER 31, 1999 ...............       3,141            3          6,606       (5,723)          (96)
 Conversion of preferred stock ..............      12,868           13         38,721
 Issuance of common stock ...................       4,887            5         80,268
 Issuance of common stock in connection
 with warrant exercises .....................         240           --            380
 Issuance of common stock in connection
 with the employee stock purchase plan ......          74           --            546
 Issuance of common stock in connection
  with acquisition ..........................         254           --          1,904       (1,904)
 Exercise of stock options ..................         339            1            147
 Repurchase of restricted common stock ......        (113)          --            (14)
Deferred compensation related to grants of
 stock options ..............................                                   1,448       (1,448)

Stock-based compensation ....................                                     733        2,129
Accrual of cumulative dividends on Series B,
 Series C, Series D, and Series F preferred
 stock and accretion to redemption value ....
Unrealized gain on short-term investments and
 marketable securities ......................
Net loss ....................................
Comprehensive loss ..........................
                                                  -------      -------      ---------      -------        ------
BALANCE AT DECEMBER 31, 2000 ................      21,690      $    22      $ 130,739      $(6,946)       $  (96)
                                                  =======      =======      =========      =======        ======


                                                                  ACCUMULATED
                                                                     OTHER                    TOTAL         COMPREHENSIVE
                                               ACCUMULATED       COMPREHENSIVE            STOCKHOLDERS'        INCOME
                                                 DEFICIT            INCOME               EQUITY (DEFICIT)      (LOSS)
                                              ------------       -------------           ----------------   -------------
BALANCE AT DECEMBER 31, 1997...............     $ (6,482)           $                       $ (4,711)       $
Issuance of common stock...................                                                       52
Exercise of stock options..................                                                       11
Accrual of cumulative dividends on Series B,
 Series C and Series D preferred stock and
 accretion to redemption value.............         (660)                                       (660)
Net loss...................................       (5,773)                                     (5,773)           (5,773)
                                                --------            -------                  -------        ----------
BALANCE AT DECEMBER 31, 1998...............      (12,915)                                    (11,081)       $   (5,773)
                                                                                                            ==========
Exercise of stock options..................                                                      157
Repurchase of restricted common stock......                                                      (14)
Deferred compensation related to grants of
 stock options.............................
Stock-based compensation...................                                                      530
Accrual of cumulative dividends on Series B,
 Series C, Series D, and Series F preferred
 stock and accretion to redemption value...       (1,912)                                     (1,912)
Unrealized gain on short-term investments and
 marketable securities.....................                           1,184                    1,184              1,184
Net loss...................................      (16,011)                                    (16,011)           (16,011)
                                                                                                             ----------
Comprehensive loss.........................                                                                  $  (14,827)
                                                                                                             ==========
                                                --------            -------                  -------
BALANCE AT DECEMBER 31, 1999...............      (30,838)             1,184                  (27,147)
Conversion of preferred stock..............                                                   37,017
Issuance of common stock...................                                                   80,273
Issuance of common stock in connection
 with warrant exercises....................                                                      380
Issuance of common stock in connection
 with the employee stock purchase
 plan......................................                                                      546
Issuance of common stock in connection
 with the e-dynamics acquisition...........                                                       --
Exercise of stock options..................                                                      148
Repurchase of restricted common stock......                                                      (14)
Deferred compensation related to grants of
 stock options.............................
Stock-based compensation...................                                                    2,862
Accrual of cumulative dividends on Series B,
 Series C, Series D, and Series F preferred
 stock and accretion to redemption value...         (442)                                      (442)
Unrealized (gain) loss on short-term
 investments and  marketable securities....                          (1,062)                  (1,062)            (1,062)
Net loss...................................      (22,849)                                    (22,849)           (22,849)
                                                 --------           -------                  -------            -------
Comprehensive loss.........................                                                                    $(23,911)
                                                                                                                =======
BALANCE AT DECEMBER 31, 2000...............     $(54,129)           $   122                  $69,712
                                                ========            =======                  =======

   The accompanying notes are an integral part of these financial statements.

                                NETGENESIS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                              1998           1999            2000
                                                            -------        --------        --------
                                                                    (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................       $(5,773)       $(16,011)       $(22,849)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization .....................           257             748           2,972
  Loss on disposal of fixed assets ..................            --              20              13
  Non-cash interest expense .........................            --              83              90
  Gain on sales of investments ......................            --              --          (1,147)
  Stock-based compensation expense ..................            --             531           2,862
  Increase (decrease) resulting from changes in
     operating assets and liabilities:
     Accounts receivable ............................          (593)         (1,751)         (6,643)
     Prepaid expenses and other assets ..............           (12)           (360)         (2,146)
     Deferred revenue ...............................           270           1,058           1,355
     Accounts payable ...............................            78             710            (136)
     Accrued expenses ...............................           635           2,006             343
     Other assets ...................................            --              --            (223)
     Other liabilities ..............................            --              --             164
                                                            -------        --------        --------
       Net cash used in operating activities ........        (5,138)        (12,966)        (25,345)
                                                            -------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets .........................          (775)         (3,590)        (10,082)
  Purchases of investments ..........................            --              --         (99,463)
  Proceeds from sales of investments ................           962              --          63,488
  Proceeds from sale of fixed assets ................            --              --              16
  Cash used for acquisition and related costs
    (net of cash acquired) ..........................            --              --          (1,231)
  Increase in other long-term assets ................            --              --          (1,680)
  Restricted cash ...................................           (55)           (348)            (86)
                                                            -------        --------        --------
       Net cash provided by (used in) investing
          activities ................................           132          (3,938)        (49,038)
                                                            -------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale and leaseback of fixed assets ..            --             443             547
  Principal payments of capital lease obligations ...            --             (36)           (229)
  Proceeds from issuance of debt ....................            --           3,000              --
  Repayment of debt .................................          (100)           (105)         (1,347)
  Issuance of common stock ..........................            52              --          80,273
  Proceeds from issuance of redeemable convertible
     preferred stock, net of issuance costs .........         7,051          20,841              --
  Proceeds from exercise of stock options,
     warrants and employee stock purchase plan ......            11             157           1,074
  Repurchase of restricted common stock .............            --             (14)            (14)
                                                            -------        --------        --------
       Net cash provided by financing activities ....         7,014          24,286          80,304
                                                            -------        --------        --------
Net increase in cash and cash equivalents ...........         2,008           7,382           5,921
Cash and cash equivalents, beginning of year ........           253           2,261           9,643
                                                            -------        --------        --------
Cash and cash equivalents, end of year ..............       $ 2,261        $  9,643        $ 15,564
                                                            =======        ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Dividends and accretion of preferred stock ........       $   660        $  1,912        $    442
  Interest paid .....................................       $    11        $    347        $    321
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Additions to capital lease obligations for sale and
     leaseback of fixed assets ......................            --             443             547
  Convertible preferred stock warrants issued and
     recorded as debt discount ......................            --             255              --
  Purchased of fixed assets through capital leases ..            --              78              --

  Conversion of preferred to common stock ...........            --              --          38,734


   The accompanying notes are an integral part of these financial statements.

                                NETGENESIS CORP.

                          NOTES TO FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS AND BASIS OF FINANCIAL STATEMENTS

     NetGenesis Corp. ("NetGenesis") provides software and professional services that help its customers understand, analyze and improve their online businesses. Its software enables companies to collect, store, organize and analyze detailed information about the online behavior of customers and other visitors on their web sites. The Company operates in one business segment and its principal markets are the domestic and international business markets. In addition, the Company provides consulting, training, maintenance and support services to facilitate the installation and use of its software.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting policies followed in the preparation of the financial statements are as follows:

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. The company organizes itself as one segment reporting to the chief operating decision-maker. Revenue consists of software licensing, and service and support agreements. The Company has sales outside of the United States, which are described in the footnotes.

   Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

   Reclassification

    Certain prior period amounts have been reclassed to be consistent with the current period presentation.

   Cash and Cash Equivalents

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1999 and 2000, the Company's cash equivalents consisted of certificates of deposit, money market funds, and other investments with an original maturity of three months or less totaling approximately $8,754,000 and $13,914,000, respectively. The carrying amount in the financial statements approximates fair value because of the short maturity and holding period of these instruments.

    Short-term Investments and Marketable Securities

     The Company invests its excess cash primarily in short and long-term investments which are classified as available-for-sale marketable securities. Of these investments, $1.7 million is restricted in connection with our leased facilities in Cambridge, MA. This restricted investment is classified as a long-term other asset. In calculating realized gains and losses, cost is determined using specific identification. We recorded $1.1 million of realized gains in 2000 and none in 1999. Unrealized gains and losses on short-term investments and marketable securities are excluded from earnings and reported in a separate component of stockholders' equity. At December 31, 1999 and 2000 unrealized gains on short-term investments and marketable securities were $1.2 million and $122,000 respectively. The following is a summary of short-term investments and marketable securities as of December 31, 2000:

                                                                 COST           ESTIMATED FAIR VALUE
                                                                          (IN THOUSANDS)
         Corporate debt securities........................         30,740         30,847
         U.S. Government agency bonds.....................          8,000          8,006
                                                                   ------         ------
         Total debt securities............................         38,740         38,853

         Common stock.....................................             --              9
                                                                   ------         ------
         Total equity securities..........................             --              9
                                                                   ------         ------
                                                                   38,740         38,862
                                                                   ======         ======


    The following is a summary of short-term investments and marketable securities as of December 31, 1999:

                                                                 COST           ESTIMATED FAIR VALUE
                                                                          (IN THOUSANDS)
         Common stock.....................................             --          1,184
                                                                   ------         ------
         Total equity securities..........................             --          1,184
                                                                   ======         ======


   Restricted Cash

    Restricted cash consists of deposits held at major financial institutions as collateral for letters of credit that secure the Company's office leases and leases of certain of the Company's fixed assets.

Revenue Recognition

    Effective January 1, 1998, the Company adopted Statement of Position No. 97-2 ("SOP 97-2"). The Company generates several types of revenue, including the following:

           License Fees

            The Company's standard end user license agreement for the Company's products provides for an initial fee to use the product in perpetuity up to a maximum number of users. The Company also enters into other license agreement types, typically with major end user customers, which allows for the use of the Company's products, usually restricted by the number of users, the number of servers or the license term. Fees from licenses are recognized as revenue when a contract has been executed and the product has been delivered, provided fees are fixed or determinable, collection is probable and there are no uncertainties with respect to customer acceptance. If uncertainties exist, revenue is deferred until such time as the customer accepts the product or service. Revenue under arrangements where multiple products or services are sold together under one contract is allocated to each element based on their relative fair values, with these fair values being determined using the price charged when that element is sold separately. License fees from software sold together with services are generally recognized upon delivery of the software provided that the above criteria have been met and the services are not essential to the functionality of the software. In instances where the aforementioned criteria have not been met, both the license and professional services fees are recognized under the percentage of completion method of contract accounting, based upon the proportion of hours expended to total estimated hours at completion. Losses, if any, on fixed price contracts are recognized when the loss is determined.

           Service and Support Agreements

            The Company provides consulting, installation and training services to its customers. Revenue from such services is generally recognized over the period during which the applicable service is to be performed or on a services-performed basis. Support agreements generally call for the Company to provide technical support and software updates to customers. Revenue for support agreements is recognized ratably over the term of the support agreement and is included in services revenue in the accompanying statements of operations.

   Fair Value of Financial Instruments

    The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, capital lease obligations and debt, approximate their fair values at December 31, 1999 and 2000.

   Concentrations of Credit Risk and Significant Customers

    Financial instruments which potentially expose the Company to concentrations of credit risk consist of accounts receivable. The Company performs ongoing evaluations of customers' financial condition and does not generally require collateral. The Company maintains reserves for potential credit losses, which, in the aggregate, have not exceeded management's expectations.

    At December 31, 1999, accounts receivable from one customer accounted for approximately 11% of total accounts receivable. At December 31, 2000, accounts receivable from one customer accounted for approximately 28% of total accounts receivable.

    During the year ended December 31, 1998, revenue from each of two customers accounted for approximately 11% of total revenue. During the years ended December 31, 1999 and 2000, no customer accounted for more than 10% of total revenue.

   Impairment of Long-Lived Assets

   NetGenesis reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

   Fixed Assets

   Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Capital leases and leasehold improvements are amortized over the lesser of the remaining lease life or the estimated useful life of the asset. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income. Maintenance and repair costs are charged to expense as incurred. Estimated useful lives of fixed assets generally range from three to five years.

   Research and Development and Software Development Costs

    Costs incurred in the research and development of the Company's products are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." No software development costs were capitalized during 1998, 1999 or 2000 since costs incurred subsequent to the establishment of technological feasibility were not significant.

   Advertising Expense

    The Company recognizes advertising expense as incurred. Advertising expense was approximately $49,000, $131,000 and $348,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

   Accounting for Stock-Based Compensation

    The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only (Note 8).

    Income Taxes

    The company computes deferred income taxes based on the differences between the financial statement and tax basis of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. The Company must establish a valuation allowance to offset temporary deductible differences, net operating loss carryforwards and tax credits when it is more likely than not that the deferred tax assets will not be realized.

    Comprehensive Income

    Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

   Net Loss per Share

    Basic and diluted net loss available to common stockholders per share is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase. Diluted net loss available to common stockholders per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock and exercise of stock options and warrants are anti-dilutive for all periods presented. Unaudited pro forma basic and diluted net loss available to common stockholders per share have been calculated assuming the conversion of all outstanding shares of preferred stock into common shares, as if the shares had converted immediately upon their issuance.

   Recently Enacted Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended in July 1999 by the issuance of Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB No. 133." SFAS No. 137 defers the implementation of SFAS No. 133 by one year. SFAS No. 133 was further amended in June 2000 by the issuance of Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." SFAS No. 138 further clarifies the provisions of SFAS No.
133. SFAS No. 133, as amended, is effective for fiscal quarters beginning after January 1, 2001. The Company has not historically entered into transactions involving derivative instruments, nor has it hedged any of its business activities, so it does not believe that adoption of SFAS No. 133 will have an effect on on its financial statements.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," as amended by SAB 101B, which is effective no later than the year ended December 31, 2000. The bulletin clarifies the SEC's views regarding certain aspects of revenue recognition. We adopted SAB 101 in the fourth quarter of 2000. The application of the guidance in SAB 101 did not have a material impact on our results of operations.

    In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. We do not expect the adoption of SFAS No. 140 to have a material impact on our financial position or results of operations.


3. FIXED ASSETS

    Fixed assets consist of the following:

                                                            ESTIMATED
                                                          USEFUL LIFE          DECEMBER 31,
                                                            IN YEARS       1999           2000
                                                             -------     -------        -------
                                                                             (IN THOUSANDS)
                  Furniture and fixtures ..............         5        $   417        $ 1,433
                  Computer equipment and software .....         3          4,075         11,155
                  Leasehold improvements ..............         5            463          2,435
                                                                         -------        -------
                                                                           4,955         15,023
                  Less -- accumulated depreciation ....                    1,258          4,162
                                                                         -------        -------
                                                                         $ 3,697        $10,861
                                                                         =======        =======

     Depreciation expense was $257,000, $748,000, and $3.0 million for the years ended December 31, 1998, 1999, and 2000, respectively.

4. CAPITAL LEASE AND BORROWINGS

    In January 1999, the Company entered into an agreement with a leasing company to establish a line of credit that enabled the Company to finance up to $1,000,000 in purchases of property and equipment under capital leases (the "lease line"). Each borrowing under the lease line is payable in equal monthly installments over a period of 36 months and bears interest at a rate of 9% per annum. In connection with this agreement, the Company granted warrants to purchase 35,307 shares of the Company's Series E preferred stock at an exercise price equal to $1.84 per share. These warrants were exercised on September 12, 2000. Upon exercise, the shares were converted on a one for .75 basis to 26,480 shares of common stock. The value ascribed by management to these warrants was approximately $32,000 and was computed using the Black-Scholes model with the following assumptions: Series E redeemable convertible preferred stock fair value of $1.84 per share; warrant exercise price of $1.84 per share; dividend yield of 0%; risk-free interest rate of 5.02%; expected term of 5 years (life of the warrants); and 50% volatility. There is $742,000 outstanding on the lease line at December 31, 2000. The future minimum lease payments as of December 31, 2000 are $798,000. The Company also has $62,000 outstanding on two other capital leases with future minimum lease payments of $70,000 as of December 31, 2000.

    During 1999 and 2000, the Company sold and immediately leased back certain equipment under the lease line. Total computer equipment of $443,000 and $547,000 were purchased under the lease line for the year ended December 31, 1999 and 2000, respectively. Amortization of property and equipment under the lease line during the years ended December 31, 1999 and 2000 totaled $85,000 and $315,000, respectively, and is included in depreciation expense. Interest expense relating to the lease line for the years ended December 31, 1999 and 2000 totaled $25,000 and $73,000, respectively.

     In January 1999, the Company entered into a subordinated debt agreement providing for borrowings of up to $3,000,000. The subordinated debt is payable in 36 monthly payments and bears interest at a rate of 13.5%. At December 31, 1999 and 2000, the Company had $2.7 and $1.5 million, respectively, outstanding under the agreement.

    In connection with the subordinated debt, the Company granted warrants to purchase 244,432 shares of the Company's Series E redeemable convertible preferred stock at an exercise price equal to $1.84 per share. These warrants were exercised on February 29, 2000. Upon exercise, the shares were converted on a one for .75 basis to 183,324 shares of common stock. The value ascribed by management to these warrants was approximately $223,000 and was computed using the Black-Scholes model with the following assumptions: Series E redeemable convertible preferred stock fair value of $1.84 per share; warrant exercise price of $1.84 per share; dividend yield of 0%; risk free interest rate of 5.02%; expected term of 5 years (life of the warrants); and 50% volatility. The warrant value was recorded as a debt discount and is being amortized to interest expense over the term of the loans.

    The subordinated debt and the lease line are secured by substantially all assets of the Company. Under these agreements, the Company is required to comply with certain covenants. The Company is in compliance with these covenants for all periods presented.

5. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                        DECEMBER 31,
                                                   --------------------
                                                    1999          2000
                                                   ------        ------
                                                     (IN THOUSANDS)
                  Accrued bonus ...........        $  721        $  156
                  Accrued sales commissions           800           465
                  Accrued payables ........           596           574
                  Accrued vacation ........           410           746

                  Accrued royalties .......           116           358

                  Accrued sales & use tax..            13           762
                  Accrued other ...........           307           367
                                                   ------        ------
                                                   $2,963        $3,428
                                                   ======        ======

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND CONVERTIBLE PREFERRED STOCK

    In June 1999, pursuant to the terms of the Series F Preferred Stock agreement, the Company issued, to the placement agent for the Series F Preferred Stock, warrants to purchase 114,458 shares of Series F preferred stock with an exercise price of $3.32 per share. The warrants were exercisable immediately and were to expire five years from the date of grant or, if earlier, at the effective date of the Company's initial public offering. The warrants were exercised immediately prior to the Company's initial public offering.

    Redeemable convertible preferred stock, $.001 par value, consisted of the following at December 31, 1999:


                                                                                              DECEMBER 31,
                                                                                                  1999
                                                                                                 -------
                                                                                            (IN THOUSANDS EXCEPT
                                                                                             SHARE AND PER SHARE
                                                                                                    DATA)
                  Redeemable convertible preferred stock, Series F,
                  $.001 par value; 6,805,000 shares authorized;
                  6,626,508 shares issued and outstanding at December 31,
                  1999, at issuance cost plus accumulated accretion and
                  dividends ...........................................................          $21,875

                  Series E redeemable convertible preferred stock warrants ..............            255

                  Redeemable convertible preferred stock, Series D, $.001
                    par value; 5,900,000 shares authorized;
                    5,899,999 issued and outstanding at December 31, 1999;
                    at issuance cost plus accumulated accretion and
                    dividends ...........................................................          7,823

                  Redeemable convertible preferred stock, Series C,
                    $.001 par value; 3,000,000 shares authorized;
                    2,928,316 shares issued and outstanding at December 31,
                    1999; at issuance cost plus accumulated accretion
                    and dividends .......................................................          1,700

                  Redeemable convertible preferred stock, Series B,
                    $.001 par value; 776,718 shares authorized;
                    776,717 issued and outstanding at December 31, 1999; at
                    issuance cost plus accumulated accretion and
                    dividends ...........................................................          4,922
                                                                                                 -------
                          Total redeemable convertible preferred stock ..................        $36,575
                                                                                                 =======

       In Connection with the Company's initial public offering in February 2000, all outstanding shares of preferred stock automatically converted into an aggregate of 12,867,728 shares of the Company's common stock. Prior to the conversion, each share of preferred stock was convertible into .75 share of the Company's common stock. All holders of the preferred stock were also entitled to dividends at the rate of 7% per year and were entitled to one vote for each share of common stock into which the redeemable preferred stock was convertible.

7. COMMON STOCK

    Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Board of Directors, subject to any preferential dividend rights of the preferred stockholders.

    In June 1999, the Company increased the number of authorized shares of common stock from 17,500,000 to 24,000,000 shares.

    In December 1999, the Company increased the number of authorized shares of common stock from 24,000,000 to 100,000,000 shares.

    In January 2000, the Company authorized a 3-for-4 reverse split of its common stock. As a result, all references to common stock share and per share amounts, including options and warrants to purchase common stock, have been retroactively restated to reflect the reverse split.

    The Company had reserved 14,564,325 shares of common stock for the conversion of the Series A, Series B, Series C, Series D, Series E and Series F Preferred Stock and for the exercise of outstanding options at December 31, 1999. In February 2000, 12,867,728 shares of Preferred Stock were converted to common stock upon the Company's public offering. As of December 31, 2000, the Company has reserved 3,817,802 shares of common stock for the exercise of outstanding options.

   Stock Restriction Agreements

    The Company has entered into stock restriction agreements with certain common stockholders. The agreements provide that in the event that any individual who is a party to such agreement is no longer employed by the Company, the Company may repurchase all shares that are not vested at the time the individual ceases to be employed by the Company. These shares generally vest over four years, as defined in the agreements. At December 31, 1999 and 2000, approximately 1,267,626 and 846,248 shares of common stock, respectively, were subject to repurchase.

8. STOCK OPTIONS

    1995 Incentive Stock Option Plan

    The 1995 Incentive Stock Option Plan (the "1995 Plan") provides for the grant of incentive stock options and nonqualified stock options. The Board of Directors is responsible for administration of the 1995 Plan. The Board of Directors determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options generally vest ratably over four years. Options granted under the 1995 Plan generally expire ten years from the date of the grant.

    Nonqualified stock options may be granted to any officer, employee, director or consultant at an exercise price per share as determined by the Company's Board of Directors.

    In July 1998, the Company increased the number of options available for grant under the 1995 Plan to 3,000,000.

    In September 1999, the Company increased the number of options available for grant under the 1995 Plan from 3,000,000 to 3,750,000. In December 1999, the Company retired the 1995 Plan for future option grants.

1999 Stock Incentive Plan

     In December 1999, the Company adopted its 1999 Stock Incentive Plan (the "1999 Plan") and reserved 2,625,000 shares of common stock for issuance under the 1999 Plan. In December 2000 an additional 375,000 shares were automatically reserved for issuance under the 1999 Plan in accordance with the 1999 Plan's terms. The 1999 Plan authorizes the grant of incentive options and nonqualified options and also provides for awards of stock appreciation rights, performance shares, restricted stock and other stock-based awards.

    Incentive options may be granted under the 1999 Plan to key employees of the Company and its affiliates within the meaning of the Internal Revenue Code, including officers and directors as well as officers and directors of the Company's affiliates who are also employees. The exercise price of incentive options granted under the 1999 Plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of incentive options granted to an optionee who owns stock possessing more than 10% of the voting power of our outstanding capital stock must be at least equal to 110% of the fair market value of the common stock on the date of grant, and such optionee must exercise his or her option within five years from the date of the grant of such option.

    Additionally, the Company may grant nonqualified options to its officers and other employees, directors, and other individuals providing services to the Company. There are no limits on the exercise price of nonqualified options granted under the 1999 Plan.

    The 1999 Plan is administered by the compensation committee of the board of directors. The compensation committee selects the individuals to whom options will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 1999 Plan.

     Transactions under the 1995 Plan and the 1999 Plan for the years ended December 31, 1998, 1999 and 2000 are summarized as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                            EXERCISE
                                                             SHARES          PRICE
                                                           ---------         ----
                  Outstanding -- December 31, 1997           888,898          .08
                    Granted ......................         2,659,800          .15
                    Exercised ....................          (174,244)         .07
                    Canceled .....................        (1,044,683)         .08
                                                           ---------
                  Outstanding -- December 31, 1998         2,329,771          .15
                    Granted ......................         1,327,087         1.95
                    Exercised ....................        (1,761,801)         .15
                    Canceled .....................          (198,460)         .36
                                                           ---------
                  Outstanding -- December 31, 1999         1,696,597         1.49
                    Granted ......................         3,037,549         7.68
                    Exercised ....................          (338,624)         .45
                    Canceled .....................          (577,720)        4.98
                                                           ---------
                  Outstanding -- December 31, 2000         3,817,802         5.97

     As of December 31, 1998, 1999 and 2000, 320,638, 170,525 and 438,702
options were exercisable, respectively, under the 1995 Plan and the 1999 Plan. The weighted average exercise price of options exercisable at December 31, 1998, 1999 and 2000 were $.13, $0.19 and $3.67, respectively. The weighted average fair value of options granted, all with exercise prices equal to the fair market value of the Company's common stock at the date of grant, during 1998 was $0.04. The weighted average fair value of options granted, all with exercise prices below the fair market value of the Company's common stock at the date of grant, was $4.92 during 1999. During 2000 the Company granted 922,625 shares with exercise prices below the fair market value of the Company's common stock at the date of grant; the weighted average fair market value of these options was $4.89. During 2000 the Company granted 2,114,924 shares with exercise prices at the fair market value of the Company's common stock on the date of grant. The weighted average fair value of these options was $5.47.

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                                  OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE

                                                        WEIGHTED
                                                        AVERAGE
                                                       REMAINING         WEIGHTED                             WEIGHTED
                                       NUMBER OF    CONTRACTUAL LIFE     AVERAGE           NUMBER OF           AVERAGE
                   EXERCISE PRICE       OPTIONS          (YEARS)      EXERCISE PRICE        OPTIONS         EXERCISE PRICE
                   --------------      ---------         -------      --------------       ---------        --------------
                  $0.07 - $0.07 ...       48,556           6.9        $        0.07           29,101        $        0.07
                  $0.16 - $0.16 ...      163,270           7.7        $        0.16           36,833        $        0.16
                  $0.67 - $1.00 ...      180,423           8.3        $        0.87           51,671        $        0.85
                  $1.33 - $1.75 ...      918,945           9.5        $        1.63           85,175        $        1.33
                  $2.00 - $2.00 ...      172,501           8.7        $        2.00           44,919        $        2.00
                  $4.05 - $5.33 ...      815,625           9.3        $        4.83          105,293        $        5.33
                  $7.13 - $9.33 ...    1,135,232           9.4        $        8.98           85,710        $        9.26
                  $12.50 - $18.00 .      343,250           9.3        $       17.17                0        $        0.00
                  $19.38 - $19.38 .       40,000           9.4        $       19.38                0        $        0.00
                                       ---------                                             -------
                                       3,817,802           9.2        $        5.97          438,702        $        3.67
                                       =========                                             =======


    During the years ended December 31, 1999 and 2000, respectively, the Company issued options to certain employees under the Plans with exercise prices below the amount subsequently determined to be the fair market value of the common stock at the date of grant for financial reporting purposes. In accordance with the requirements of APB 25, the Company has recorded deferred compensation for the differences between the exercise price of the options and the deemed fair market value of the Company's stock at the date of grant. This deferred compensation is amortized to expense over the vesting periods, generally four years.

    As discussed in Note 2, the Company has adopted SFAS 123 through disclosure only. Had compensation cost for the Company's option plan been determined based on the fair value of the options at the grant dates, as prescribed in SFAS 123, the Company's net loss and basic and diluted net loss per share on a pro forma basis would have been as follows:

                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                      YEAR ENDED DECEMBER 31,
                                                            1998               1999               2000
                                                         ----------         ----------         ----------
                  Net loss
                    As reported .................        $   (5,773)        $  (16,011)        $  (22,849)
                    Pro forma ...................            (5,822)           (16,381)           (24,177)
                  Basic and diluted net loss
                    available to common
                    stockholders per share
                    As reported .................        $   (10.82)        $   (13.72)        $    (1.34)
                    Pro forma ...................            (10.91)            (14.00)             (1.41)

     The fair value of each option grant is estimated on the date of grant using the minimum value method for options granted prior to the IPO and the fair value method for options granted after the IPO with the following assumptions used for grants during the applicable period:

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                           1998               1999               2000
                                                          -------            -------          -----------
                  Expected dividend yield ......             0%                 0%                0%
                  Risk-free interest rate ......          5 - 7%             5 - 7%               5.87%
                  Weighted average expected life          5 years            5 years            4.33 years
                  Volatility                                 0%                  0%               120%

    Because the determination of the fair value of all options granted after the Company becomes a public entity includes an expected volatility factor in addition to the factors noted above, and because additional option grants are expected to be made and options vest over several years, the above pro forma disclosures are not representative of the pro forma effects on reported net income or loss for future years.

   2001 Nonqualified Stock Plan

    In January 2001, the Company adopted its 2001 Nonqualified Stock Plan (the "2001 Plan") and reserved 1,000,000 shares of common stock for issuance under the plan. The 2001 Plan authorizes the grant of nonqualified options.

    The Company may grant nonqualified options to its officers and other employees, directors, and other individuals providing services to the Company. There are no limits on the exercise price of nonqualified options granted under the 2001 Plan.

      The 2001 Plan is administered by the compensation committee of the board of directors. The compensation committee selects the individuals to whom options will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2001 Plan. Under the 2001 Plan, no more than forty-nine percent of the awards granted under the 2001 Plan may be granted to directors and officers of NetGenesis.

   1999 Employee Stock Purchase Plan

    In December 1999, the Company adopted its 1999 Employee Stock Purchase Plan (the "1999 Purchase Plan") and reserved 225,000 shares of common stock for issuance under the plan. In December 2000 an additional 52,500 shares of common stock were reserved for issuance under the 1999 Purchase Plan.

    Under the terms of the 1999 Purchase Plan, all employees who have completed three months of employment and whose customary employment is more than 20 hours per week and more than five months in the calendar year are eligible to participate in the 1999

Purchase Plan. Employees who own stock and hold outstanding options to purchase stock representing five percent or more of the total combined voting power or value of all classes of the Company's stock are not eligible to participate in the 1999 Purchase Plan.

    At the commencement of each designated payroll deduction period, or offering period, an eligible employee may authorize the Company to deduct between 1% to 10%, in increments of 1%, of his or her base pay. On the last business day of the offering period, the Company will deem the employee to have exercised the option, at the exercise option price, to the extent of accumulated payroll deductions. The purchase price will be 85% of the closing market price of the common stock on either (a) the first business day of the offering period or (b) the last business day of the offering period, whichever is lower.

    As of December 31, 2000, 73,897 shares of common stock had been issued under the 1999 Purchase Plan.

9. PUBLIC OFFERING

     In February 2000, NetGenesis sold 4,887,500 shares of its common stock through an initial public offering. Net proceeds from the offering were approximately $80.3 million after deducting the underwriting discount and other offering expenses. Immediately prior to the initial public offering, all of NetGenesis' outstanding preferred stock automatically converted into 12,867,683 shares of common stock.

10. ACQUISITION AND INTANGIBLE ASSETS

     On October 23, 2000, the Company completed the acquisition of e-dynamics GmbH ("e-dynamics"), an analytics consulting and distribution firm based in Germany. The acquisition was accounted for under the purchase method of accounting and is not significant to the Company's financial position or results of operations. Under the purchase method, the results of operations of acquired companies are included prospectively from the date of acquisition, and the acquisition cost is allocated to the acquirees' assets and liabilities based upon the fair market values at the date of acquisition.

     The Company purchased all of the outstanding shares of common stock of e-dynamics for $1.2 million. An additional $800,000 will be due to the principals of e-dynamics on October 23, 2001, subject to their retention. In addition, the Company issued 177,777 unregistered shares of common stock vesting over a period of two years, subject to the retention of e-dynamics employees. An additional 76,190 unregistered shares of common stock were issued to the principals of e-dynamics, vesting at December 31, 2001 based upon continued employment. Additional consideration of up to $2.5 million worth of shares of the Company's common stock, which will be valued as of the issuance date, may be earned over the next two years by the principals of e-dynamics through earnout agreements based on revenue milestones in place for 2001 and 2002.

     At December 31, 2000, the net book value of intangible assets associated with the acquisition is $1.27 million. Amortization expense of intangible assets for the year ended December 31, 2000 is $63,000. Intangible assets, consisting of workforce and customer lists, are being amortized on an straight-line basis over four years and are included in other assets.


11. INCOME TAXES

    Deferred tax assets consist of the following:

                                                                         (IN THOUSANDS)
                                                                      1999             2000
                                                                    --------         --------
                  Net operating loss carryforwards .                $ 10,518         $ 20,861
                  Research and development credit
                    carryforwards ..................                     493            1,288
                  Other temporary differences ......                     917             (490)
                                                                    --------         --------
                    Gross deferred tax assets ......                  11,928           21,659
                  Deferred tax asset valuation
                    allowance ......................                 (11,928)         (21,659)
                                                                    --------         --------
                                                                    $  --            $   --
                                                                    ========         ========

    The Company has provided a full valuation allowance for the deferred tax assets since it is more likely than not that these future benefits will not be realized. If the Company achieves future profitability, a significant portion of these deferred tax assets could be available to offset future income taxes.

    At December 31, 2000, the Company has federal and state net operating loss and research and development tax credit carryforwards of approximately $50,663,000 and $1,544,000, respectively, available to reduce future federal and state income taxes payable. The federal and state net operating loss carryforwards are both equal to $50,663,000. The federal and state research and development tax credit carryforwards are $811,000 and $733,000 respectively. These net operating loss carryforwards and credits expire through 2020.

    Certain substantial changes in the Company's ownership occurred during 1997 and 1996. As a result, under the provisions of Section 382 of the Internal Revenue Code, the amount of net operating loss carryforwards available annually to offset future taxable income may be limited. The amount of this annual limitation is determined based upon the Company's value prior to the ownership changes taking place. Subsequent significant ownership changes could further affect the limitation in future years.

    The net operating loss carryforwards of $50,663,000 include $38,000 of tax deductions relating to stock options. The benefits of these deductions included in net operating loss carryforwards will be credited to additional paid-in capital when realized.


12. COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities, certain computer equipment and furniture and fixtures under non-cancelable operating leases.

    Future lease obligations as of December 31, 2000 are as follows:

                                                                             OPERATING   CAPITAL
                                  YEAR ENDING DECEMBER 31,                    LEASES     LEASES
                                  ------------------------                    ------     ------
                                                                                (IN THOUSANDS)
                                  2001.................................         3,443        442
                                  2002.................................         3,136        369
                                  2003.................................         3,076         40
                                  2004.................................         2,721         14
                                  2005.................................         2,086        --
                                                                           ----------  ---------
                                                                           $   14,462  $     865
                                                                           ==========

                                  Less amounts representing interest...                      (61)
                                                                                       ---------
                                  Present value of minimum lease payments              $     804
                                                                                       =========

    Future minimum lease payments under operating leases do not include the reduction for future sublease rental income of approximately $384,000.

    Rental expense under operating leases for the years ended December 31, 1998, 1999 and 2000 was $269,000, $658,000 and $997,000, respectively.

    The Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse affect on the Company's financial position or results of operations.

Royalty Agreements

    The Company maintains several agreements under which the Company has obtained the right to use technology related to certain software developed by others. In exchange, the Company is required to pay royalties as a fixed percentage of software sales as stipulated in the royalty agreements. Royalty expense of approximately $150,000, $121,000 and $614,000 was incurred for the years ended December 31, 1998, 1999 and 2000, respectively.

13. NET LOSS PER COMMON SHARE

    The following is a calculation of net loss per share:

    Basic and diluted net loss available to common stockholders per share is computed using the weighted average number of common shares outstanding. Options and warrants were not included in the computation of diluted net loss available to common stockholders per share because the effect would be anti-dilutive.

    Pro forma net loss per share has been computed as described above except that it gives effect to the conversion of preferred stock outstanding as if the conversion took place at the beginning of the period presented.


                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------
                                                                               1998             1999             2000
                                                                             --------         --------         --------
                                                                               (in thousands, except per share data)
                  Historical:
                    Net loss ........................................        $ (5,773)        $(16,011)        $(22,849)
                    Dividends and accretion of redeemable preferred
                      stock .........................................            (660)          (1,912)            (442)
                                                                             --------         --------         --------
                    Net loss available to common stockholders .......          (6,433)         (17,923)         (23,291)
                                                                             --------         --------         --------
                      Weighted average shares .......................           1,105            2,444           18,355
                      Weighted average unvested common shares subject
                        to repurchase ...............................            (510)          (1,137)            (923)
                                                                             --------         --------         --------
                    Total weighted average shares ...................             595            1,307           17,432
                                                                             --------         --------         --------
                    Net loss available to common stockholders per
                      share:
                      Basic and diluted .............................        $ (10.82)        $ (13.72)        $  (1.34)
                                                                             ========         ========         ========
                  Pro Forma:
                    Net loss ........................................                         $(16,011)        $(22,849)
                                                                                              --------         --------
                    Weighted average common shares, basic and diluted                            1,307           17,432
                    Conversion of convertible preferred
                      Stock .........................................                           10,689            2,074
                                                                                              ========         ========
                  Total weighted average shares .....................                           11,996           19,506
                                                                                              ========         ========
                  Pro forma net loss per share:
                    Basic and diluted ...............................                         $  (1.33)        $  (1.17)
                                                                                              ========         ========

    Options to purchase shares of the Company's common stock totaling 2,329,771, 1,696,597 and 3,817,802 at December 31, 1998,

\

1999, and 2000, respectively, were outstanding but were not included in the computations of diluted earnings per share as the inclusion of these shares would have been anti-dilutive. Restricted stock totalling 680,873, 1,515,873, and 859,533 at December 31, 1998, 1999 and 2000, respectively, were outstanding but were not included in the computations of diluted earnings per share as the inclusion of these shares would have been anti-dilutive. Warrants to purchase 295,647 of common stock at December 31, 1999 were outstanding but were not included in the computations of diluted earnings per share as the inclusion of these shares would have been anti-dilutive.

14. 401(k) PLAN

    In January 1997, the Company adopted an employee savings and retirement plan which covers all employees and is qualified under Section 401 of the Internal Revenue Code. Employees may elect to make voluntary contributions to the 401(k) plan, based on a percentage of their pretax earnings, up to the statutorily prescribed annual limit. The Company may make matching or additional contributions to the 401(k) plan in amounts determined annually by the Board of Directors. Through December 31, 2000, the Company has made no contributions to the 401(k) plan.

15. Valuation and Qualifying Accounts

     Accounts are charged to the allowance for doubtful accounts as they are deemed uncollectible based on a periodic review of the accounts. The following table represents the valuation of our allowance for doubtful accounts:

                          Balance at   Charged to                   Balance
                          Beginning    Costs and                   at End of
Description                of Year      Expenses      Deductions     Year
- ----------------------------------------------------------------------------
                                        (in thousands)
- ----------------------------------------------------------------------------
Year ended December 31,
1998 Allowance for
Doubtful Accounts             $102      $ 42             --           $144
- ----------------------------------------------------------------------------
Year ended December 31,
1999 Allowance for
Doubtful Accounts             $144      $307             --           $451
- ----------------------------------------------------------------------------
Year ended December 31,
2000 Allowance for
Doubtful Accounts             $451      $598           $477           $572
- ----------------------------------------------------------------------------

16. SEGMENT INFORMATION

NetGenesis' management makes financial decisions and allocates resources based on geographic areas according to the location of the customers. The following represents revenues for the years ended and long-lived assets as of December 31, 2000, 1999 and 1998 by geographical area:

                         United States  Europe     Australia   Other   Total

2000
Revenues...............  $20,312        $3,843     $208        $440   $24,803
Long-lived assets at
 year end..............   10,506         1,623       --          --    12,129

1999
Revenues...............    6,053           362       63          57     6,535
Long-lived assets at
 year end..............    3,967            --       --          --     3,967

1998
Revenues...............    1,195           338       35          --     1,568
long-lived assets at
 year end..............      797            --       --          --       797


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III. MANAGEMENT

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     All information required by this Item is incorporated herein by reference to the Registrant's definitive proxy statement for its 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

     All information required by this Item is incorporated herein by reference to the Registrant's definitive proxy statement for its 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All information required by this Item is incorporated herein by reference to the Registrant's definitive proxy statement for its 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     All information required by this Item is incorporated herein by reference to the Registrant's definitive proxy statement for its 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) See Item 8 for an index to the consolidated financial statements, supplementary financial information, and financial statement schedule.

(B) There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2000.

(C)  INDEX TO EXHIBITS

Exhibit
Number                        Exhibit Description
- -------                       -------------------

 * 3.1 Amended and Restated Certificate of Incorporation of net.Genesis Corp., as currently in effect
 * 3.2     Amended and Restated By-Laws of net.Genesis Corp.
 * 3.3     Specimen certificate for common stock of net.Genesis Corp.
 *10.1     net.Genesis Corp. 1995 Incentive Stock Option Plan, as amended
 *10.2     net.Genesis Corp. 1999 Stock Incentive Plan
 *10.3     net.Genesis Corp. 1999 Employee Stock Purchase Plan
 *10.4 Lease dated October 23, 1996 between net.Genesis Corp. and Athenaeum Realty Nominee Trust
 *10.5 Sublease dated October 15, 1999 between net.Genesis Corp. and WL-Boston, Inc.
 *10.6 Lease commencing August 15, 1999 between BRE/CambridgePark Office II, LLC and net.Genesis Corp.
 *10.7 Subordinated Loan and Security Agreement dated January 6, 1999 between net.Genesis Corp. and Comdisco, Inc.
 *10.8 Master Lease Agreement dated January 6, 1999 between net.Genesis Corp. and Comdisco, Inc.
 *10.9 Warrant Agreement dated January 6, 1999 between net.Genesis Corp. and Comdisco, Inc.
 *10.10 Warrant Agreement dated January 6, 1999 between net.Genesis Corp. and Comdisco, Inc.
 *10.11    Employment Agreement with Lawrence S. Bohn
 *10.12 Promissory Note dated May 4, 1999 from Lawrence S. Bohn to net.Genesis Corp.
*+10.13 Software License Agreement dated as of October 5, 1999 between net.Genesis Corp. and MicroStrategy Incorporated
 *10.14 Separation Agreement dated January 14, 2000 between net.Genesis Corp. and Roger Hodskins
**10.15 Lease dated April 4, 2000 between NetGenesis Corp. and New Boston Alewife Limited Partnership
  21.1     Subsidiaries of Registrant
  23.1     Consent of PricewaterhouseCoopers LLP

- ---------------
+ Portions of this Exhibit are omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-93335.

** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed May 12, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, NetGenesis Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Massachusetts, as of April 2, 2001.


                                                   NETGENESIS CORP.


                                                   BY: /s/ Christopher A. Hanson
                                                       -------------------------
                                                       Christopher A. Hanson
                                                       Chief Financial Officer,
                                                       Executive Vice President,
                                                       and Treasurer

In accordance with the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the indicated capacities as of April 2, 2001.

      SIGNATURE                                 TITLE
      ---------                                 -----

/s/ Lawrence S. Bohn               Chairman of the Board, President and
- -----------------------            Chief Executive Officer
  Lawrence S. Bohn                 (Principal Executive Officer)


/s/ Christopher A. Hanson          Chief Financial Officer, Executive Vice
- -----------------------            President, and Treasurer
 Christopher A. Hanson             (Principal Financial Officer)


/s/ Paul G. Fitzgerald             Vice President, Finance
- -----------------------            (Principal Accounting Officer)
  Paul G. Fitzgerald


/s/ Kathleen L. Biro               Director
- -----------------------
   Kathleen L. Biro


/s/ Ted R. Dintersmith             Director
- -----------------------
  Ted R. Dintersmith


/s/ Robert N. Goldman              Director
- ------------------------
  Robert N. Goldman


/s/ Rory O'Driscoll                Director
- ------------------------
  Rory O'Driscoll


                                   Director
- ------------------------
  Stephen J. Ricci