Form 10-Q
period 2001-03-31
NET GENESIS CORP
filed 2001-05-14
CIK 1004874

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended MARCH 31, 2001

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

                          Yes    [X]      No    [ ]


        As of May 7, 2001, there were 21,862,978 shares of the registrant's Common Stock outstanding.

                                NETGENESIS CORP.

                                      INDEX

                                                                           PAGE
PART I. FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
             CONDENSED BALANCE SHEETS
                 AT MARCH 31, 2001 AND DECEMBER 31, 2000                     3

             STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000          4

             STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000          5

             NOTES TO UNAUDITED FINANCIAL STATEMENTS                         6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                         8

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     20

PART II. OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                              20

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      20

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                21

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            21

    ITEM 5.  OTHER INFORMATION                                              21

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               21

SIGNATURES                                                                  22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                NETGENESIS CORP.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    2001          2000
                                                                                 -----------    -----------
      ASSETS
      Current assets:
        Cash and cash equivalents ..........................................     $  33,127      $  15,564
        Restricted cash ....................................................         1,901            490
        Short-term investments and marketable securities ...................        13,625         32,870
        Accounts receivable, net ...........................................         4,575          9,100
        Prepaid expenses and other current assets ..........................         1,850          2,283
                                                                                 ---------      ---------
          Total current assets .............................................        55,078         60,307

      Marketable securities ................................................         1,336          4,312
      Fixed assets, net ....................................................         9,948         10,861
      Other assets .........................................................         3,616          3,505
                                                                                 ---------      ---------
          Total assets .....................................................     $  69,978      $  78,985
                                                                                 =========      =========
      LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
        Current portion of capital lease obligations .......................         1,571            442
        Current portion of long-term debt ..................................         1,066          1,354
        Accounts payable ...................................................           706            664
        Accrued expenses ...................................................         4,121          3,428
        Deferred revenue ...................................................         2,574          2,738
                                                                                 ---------      ---------
          Total current liabilities ........................................        10,038          8,626

      Long-term portion of capital lease obligations .......................         1,840            362
      Long-term debt .......................................................            --            121
      Other long-term liabilities ..........................................           364            164
                                                                                 ---------      ---------
          Total liabilities ................................................        12,242          9,273
                                                                                 ---------      ---------
Stockholders' equity:
        Common stock, $.001 par value; 100,000 shares authorized; 21,763 and
         21,690 issued and outstanding at March 31, 2001 and December 31,
         2000, respectively ................................................            22             22
        Additional paid-in capital .........................................       130,522        130,739
        Deferred compensation ..............................................        (5,897)        (6,946)
        Note receivable from stockholder ...................................           (96)           (96)
        Accumulated deficit ................................................       (67,014)       (54,129)
        Accumulated other comprehensive income .............................           199            122
                                                                                 ---------      ---------
          Total stockholders' equity .......................................        57,736         69,712
                                                                                 ---------      ---------
          Total liabilities and stockholders' equity .......................     $  69,978      $  78,985
                                                                                 =========      =========

The accompanying notes are an integral part of these financial statements.

                                NETGENESIS CORP.
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 THREE MONTHS ENDED
                                                                                ---------------------
                                                                                MARCH 31,    MARCH 31,
                                                                                  2001          2000
                                                                                --------      --------
Revenue:
  Product revenue .........................................................     $    837      $  2,082
  Service revenue .........................................................        2,845         1,682
                                                                                --------      --------
     Total revenue ........................................................        3,682         3,764
                                                                                --------      --------
Cost of revenue:
  Cost of product revenue .................................................          119           128
  Cost of service revenue (excludes stock-based
    compensation  of $114 and $95 for  the  three
    months ended March 31, 2001 and 2000,
    respectively) .........................................................        3,292         1,802
                                                                                --------      --------
    Total cost of revenue .................................................        3,411         1,930
                                                                                --------      --------
Gross profit ..............................................................          271         1,834
                                                                                --------      --------
Operating expenses:
Sales and marketing (excludes stock-based compensation of $354 and $489 for the three months ended March 31, 2001 and 2000,
    respectively) .........................................................        7,434         4,080
Research and development (excludes stock-based
    compensation  of $119 and $83 for the three
    months ended March 31, 2001 and 2000,
    respectively) .........................................................        2,770         2,477
General and administrative (excludes stock-based
    compensation  of $145 and $102 for the three
    months ended March 31, 2001 and 2000
    respectively) .........................................................        2,670         1,682
Stock-based compensation ..................................................          732           769
                                                                                --------      --------
     Total operating expenses .............................................       13,606         9,008
                                                                                --------      --------
Loss from operations ......................................................      (13,335)       (7,174)
Other income:
  Interest and other income, net ..........................................          450           363
  Gain on sale of short-term investments and
  marketable securities ...................................................           --         1,148
                                                                                --------      --------
Net loss ..................................................................     $(12,885)       (5,663)
                                                                                --------      --------
Dividends and accretion of redeemable preferred
  stock ...................................................................           --          (442)
                                                                                --------      --------
Net loss available to common stockholders .................................     $(12,885)     $ (6,105)
                                                                                ========      ========
Basic and diluted net loss available to common
  stockholders per share ..................................................     $  (0.62)     $  (0.73)
                                                                                ========      ========
Shares used in computing  basic and diluted net
  loss available to common stockholders per share .........................       20,930         8,366

Pro forma basic and diluted net loss per common
  share ...................................................................                   $  (0.34)
                                                                                              ========
Shares used in computing pro forma basic and
  diluted net loss per common share .......................................                     16,709


The accompanying notes are an integral part of these financial statements.

                                NETGENESIS CORP.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                       THREE MONTHS ENDED
                                                      -----------------------
                                                      MARCH 31,     MARCH 31,
                                                        2001          2000
                                                      --------      --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss ........................................     $(12,885)     $ (5,663)
Adjustments  to  reconcile  net  loss to net cash
used in operating activities:
  Depreciation and amortization .................        1,177           399
  Gain  on  sale of  short-term  investments  and
      marketable securities .....................           --        (1,148)
  Loss on disposal of fixed assets ..............            9            --
  Non-cash interest expense .....................           21            21
  Stock-based compensation expense ..............          732           769
  Increase (decrease) resulting from changes in
     operating assets and liabilities:
     Accounts receivable ........................        4,525        (1,326)
     Prepaid expenses and other assets ..........          433          (439)
     Other assets ...............................         (194)          (56)
     Deferred revenue ...........................         (164)         (105)
     Accounts payable ...........................           42           469
     Accrued expenses ...........................          693          (245)
     Other liabilities ..........................          200            --
                                                      --------      --------
       Net cash used in operating activities ....       (5,411)       (7,324)
                                                      --------      --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of fixed assets .....................         (190)       (2,166)
  Purchases of short-term investments and
     marketable securities ......................       (1,000)      (61,472)
  Proceeds from sales of  short-term  investments
     and marketable securities ..................       23,298         1,148
  Restricted cash ...............................       (1,411)           --
                                                      --------      --------
       Net cash provided by (used in) investing
       activities ...............................       20,697       (62,490)
                                                      --------      --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds  from  sale  and  leaseback  of  fixed
     assets .....................................        2,660           547
  Principal payments of capital lease obligations          (53)          (24)
  Repayment of debt .............................         (430)         (488)
  Proceeds from the issuance of common stock ....           --        80,653
  Proceeds from exercise of stock options .......          100            30
  Repurchase of restricted common stock .........           --           (11)
                                                      --------      --------
       Net cash provided by financing activities         2,277        80,707
                                                      --------      --------
Net increase in cash and cash equivalents .......       17,563        10,893
Cash and cash equivalents, beginning of period ..       15,564         9,643
                                                      --------      --------
Cash and cash equivalents, end of period ........     $ 33,127      $ 20,536
                                                      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Dividends and accretion of preferred stock ....     $     --      $    442

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Additions  to  capital  lease  obligations  for
     sale and leaseback of fixed assets .........        2,660           547
  Conversion of redeemable convertible preferred
     stock to common stock ......................           --        36,575
  Conversion of convertible preferred stock
     to common stock ............................           --         1,717

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of the results of operations, financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Pro forma net loss per share has been computed as described above except that it gives effect to the conversion of preferred stock outstanding as if the conversion took place at the beginning of the period presented:

                                                                         THREE MONTHS ENDED
                                                                        ---------------------
                                                                        MARCH 31,     MARCH 31,
                                                                          2001          2000
                                                                        ---------     ---------
 Net loss .........................................................     $(12,885)     $ (5,663)
 Dividends and accretion of redeemable preferred stock ............           --          (442)
                                                                        --------      --------
 Net loss available to common stockholders ........................     $(12,885)     $ (6,105)
      Weighted average shares .....................................       21,719         9,473
      Weighted average unvested common shares subject to repurchase         (789)       (1,107)
                                                                        --------      --------
 Shares used in computing basic and diluted net loss available to
   common stockholders per share ..................................       20,930         8,366
 Net loss available to common stockholders per share:
      Basic and diluted ...........................................     $  (0.62)     $  (0.73)
                                                                        ========      ========

Conversion of convertible preferred stock .........................                      8,343
Pro forma shares used in computing basic and diluted net loss
  per share .......................................................                     16,709
Pro forma net loss per share:
      Basic and diluted ...........................................                   $  (0.34)
                                                                                      ========

NOTE 3 - EQUITY TRANSACTIONS

Amortization of deferred stock-based compensation recognized for the three months ended March 31, 2001 and 2000 was $445,000 and $418,000, respectively. During the quarter ended March 31, 2001 the Company recorded amortization of stock-based compensation of $287,000 related to the acquisition of a German distributor of software in October 2000. In addition, during the three months ended March 31, 2000, the Company recorded stock-based compensation expense of $351,000 related to a separation agreement entered into with a former employee. For the three months ended March 31, 2001, the Company recorded a decrease in deferred stock-based compensation of $317,000 related to the forfeiture of stock options.

NOTE 4 - SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Revenue by geographic region is as follows (in thousands):

                                                                                         THREE MONTHS ENDED
                                                                                        --------------------
                                                                                         MARCH 31,   MARCH 31,
                                                                                         2001           2000
                                                                                         ------        ------
United States .................................................................         $2,470         $3,246
Europe ........................................................................          1,125            372
Australia .....................................................................             87             53
Other .........................................................................             --             93
                                                                                        ------         ------
Total .........................................................................         $3,682         $3,764
                                                                                        ======         ======

One customer accounted for more than 10% of revenue for the quarter ended March 31, 2001. A different customer accounted for more than 10% of revenue for the quarter ended March 31, 2000.

NOTE 5 - COMPREHENSIVE LOSS

The components of comprehensive loss, net of income taxes, are as follows:
(in thousands)

                                                           Three months ended
                                                      March 31,         March 31,
                                                        2001              2000
                                                      ---------         ---------
Net loss ....................................         ($12,885)         ($ 5,663)
Unrealized gain on short-term investments and
 marketable securities ......................               77            (1,098)
                                                      --------          --------
Comprehensive loss ..........................         ($12,808)         ($ 6,761)
                                                      --------          --------

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In March 2001, the Company entered into two separate sale and leaseback agreements in which certain fixed assets were sold to a third party and subsequently leased back to the Company. The lease terms are 24 and 36 months, respectively. Both leases have been accounted for as capital leases on the balance sheet. As of March 31, 2001, the outstanding balances on these two leases were $1.2 million and $1.5 million, respectively. Related to these transactions, the Company recorded a deferred gain of $437,000, which is being recognized ratably over the term of the lease through other income.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. We do not expect the adoption of SFAS No. 140 to have a material impact on our financial position or results of operations.


NOTE 8 - SUBSEQUENT EVENT

In the second quarter of 2001, in response to changes in our business environment, the Company implemented a cost reduction program that will result in restructuring charges of approximately $3.4 million. To reduce payroll and other related expenditures, the Company will reduce its headcount. The cost to implement this reduction will be approximately $350,000, with anticipated savings of approximately $2.7 million per year. We also committed to consolidate facilities. The cost to reduce these facilities will be approximately $3.1 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed historical financial information and the notes thereto included in this report and Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-29721).

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THESE FORWARD-LOOKING STATEMENTS INCLUDE THOSE SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS," AND UNDER THE CAPTION "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

OVERVIEW

    We offer e-customer intelligence software that enables companies to understand and improve their online businesses. We license our software product to customers for a fee and also provide related maintenance and support services. In addition, we provide professional consulting services, including analytic consulting, product implementation, application integration, customization of e-customer analysis reporting, and training.

    We license our software products to customers primarily on a perpetual, non-exclusive and non-transferable basis. Our pricing model is based on the number of CPU's within the customer's managed servers in the customer's environment, the platform supported and the number of end users of software, allowing for additional revenue as a customer's requirements grow. Support and maintenance contracts, which are typically purchased with initial product licenses, and are renewable annually thereafter, entitle customers to telephone, e-mail and web-based support and to routine product upgrades, when and if available. The price for support and maintenance services is based on a percentage of the current list price of software. Consulting fees for implementation services and training are charged primarily on a time-and-materials basis.

    Service revenue consists of fees from professional services and from software maintenance and support. Professional services include analytic consulting, product implementation, application integration, report customization, training and support. Professional services fees are typically recognized as the services are performed.

    Customers typically purchase maintenance and support agreements annually. Revenue from maintenance and support agreements is recognized ratably over the term of the agreement, typically one year. Cash receipts from clients and billed amounts due from clients in excess of revenue recognized are recorded as deferred revenue. The timing and amount of cash receipts from clients can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period.

    Since inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred net losses in each fiscal quarter since December 31, 1994 and, as of March 31, 2001, had an accumulated deficit of $67.0 million. We anticipate that our operating expenses will stabilize or decrease over the next several quarters, but will increase in the long-term as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional consulting services and support, and improve operational and financial systems. We expect that these operating expenses, as well as anticipated capital expenditures, will constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow from operations, and may not achieve or sustain profitability or positive cash flow from operations.

    We have recorded deferred stock-based compensation related to grants of stock options. This amount represents the difference between the exercise price of these stock option grants and the amount subsequently determined to be the fair market value of the underlying common stock for financial reporting purposes at the time of grant. Of this amount, approximately $445,000 was amortized in the quarter ended March 31, 2001. In addition, we recorded amortization of stock-based compensation of $287,000 related to stock issued in connection with the acquisition of a German distributor of software in October 2000. A total of $5.9 million of stock-based compensation will be amortized ratably over the remaining vesting periods of the stock and options, generally four years or less, which will affect reported results of operations through 2003. All of these amounts are included in the statements of operation under the appropriate department.

RESULTS OF OPERATIONS

    Total Revenue. Total revenue decreased by $82,000, or 2%, to $3.7 million for the quarter ended March 31, 2001 from $3.8 million for the quarter ended March 31, 2000. One customer accounted for more than 10% of revenue for the quarter ended March 31, 2001. A different customer accounted for more than 10% of revenue for the quarter ended March 31, 2000.

    Product Revenue. Product revenue decreased by $1.2 million, or 60%, to $837,000 for the quarter ended March 31, 2001 from $2.1 million for the quarter ended March 31, 2000. The decline was largely caused by a downturn in spending on information technology focused on the internet in the United States which adversely affected product license sales. Product revenue as a percentage of total revenue decreased to 23% for the quarter ended March 31, 2001 from 55% for the quarter ended March 31, 2000. We anticipate that revenue from software licenses will represent a majority of our revenues in the future. Although product revenue for the period ending March 31,

2001 was lower than historical periods, we believe that product revenue will increase in future periods.

    Service Revenue. Service revenue increased by $1.2 million, or 69%, to $2.8 million for the quarter ended March 31, 2001 from $1.7 million for the quarter ended March 31, 2000. Approximately $756,000 of the increase in the dollar amount of service revenue was attributable to increased implementation and consulting services chiefly in connection with product license sales from prior periods, as well as new consulting engagements not connected to product license sales. The balance of the increase was attributable to greater sales of maintenance contracts associated with higher dollar value sales of software licenses in prior periods.

    Cost of Product Revenue. Cost of product revenue consists primarily of royalties associated with third-party software embedded in our software products and software product costs, such as user manuals, packaging and media costs. Cost of product revenue decreased by $9,000, or 7%, to $119,000 for the quarter ended March 31, 2001 from $128,000 for the quarter ended March 31, 2000. The decrease was attributable to the reduction in software license fees. Cost of product revenue as a percentage of product revenue increased to 14% for the quarter ended March 31, 2001 from 6% for the quarter ended March 31, 2000. The increase is due to printing and reproduction costs incurred on lower software license sales. We expect printing and reproduction costs to increase at a lower rate in proportion to software license sales in future quarters.

    Cost of Service Revenue. Cost of service revenue consists primarily of salaries, benefits and associated overhead costs of our professional services organization. Cost of service revenue, excluding stock-based compensation, increased by $1.5 million, or 83%, to $3.3 million for the quarter ended March 31, 2001 from $1.8 million for the quarter ended March 31, 2000. Substantially all of the increase was attributable to an increased number of personnel in our professional services organization, costs related to hiring and training this personnel, building a management and operational infrastructure, and an increase in allocated facilities costs. The investment in increased personnel has resulted in the cost of service revenue exceeding our service revenue. Cost of service revenue, excluding stock-based compensation, as a percentage of service revenue increased to 116% for the quarter ended March 31, 2001 from 107% for the quarter ended March 31, 2000.

    Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel costs, including related overhead costs and commissions, as well as travel and entertainment expenses, trade show and other promotional expenses, advertising, and other marketing costs. Sales and marketing expenses, excluding stock-based compensation, increased by $3.4 million, or 82%, to $7.4 million for the quarter ended March 31, 2001 from $4.1 million for the quarter ended March 31, 2000. Approximately $2.2 million of the increase was due to increased personnel in our sales and marketing departments. Approximately $612,000 of the increase was due to a change in the sales compensation structure. The balance of the increase was attributable to increased marketing communications expenditures associated with product introductions and efforts to create increased awareness of our products and services, as well as in increase in allocated facilities costs. Sales and marketing expenses, excluding stock-based compensation, as a percentage of total revenue increased to 202% for the quarter ended March 31, 2001 from 108% for the quarter ended March 31, 2000. The increase was due to the hiring of additional personnel and greater marketing expenses associated with lead generation efforts, as well as lower than expected product revenue. We expect that sales and marketing expenses will stabilize or decrease in the near term, and in the long-term, increase in dollar amount due to increased commissions associated with higher revenues, continued investment in international distribution capability, and support for new product launches, brand awareness programs, international expansion and lead generation efforts.

    Research and Development Expenses. Research and development expenses consist primarily of salaries, benefits and related overhead costs attributable to our research and development organization, as well as the cost of consultants. Research and development expenses, excluding stock-based compensation, increased by $293,000, or 12%, to $2.8 million for the quarter ended March 31, 2001 from $2.5 million for the quarter ended March 31, 2000. Approximately $440,000 of the increase was attributable to increased staffing and associated support for software engineers required to expand and enhance our product offerings, as well as an increase in allocated facilities costs. The added costs were offset by a decrease of approximately $147,000 in external contractor costs. Research and development expenses, excluding stock-based compensation, as a percentage of total revenue increased to 75% for the quarter ended March 31, 2001 from 66% for the quarter ended March 31, 2000, primarily due to increased staffing costs, as well as lower than expected product revenue. We believe that research and development expenses will stabilize or decrease in the near term, and in the long-term increase in dollar amount as we hire additional research and development personnel.

    General and Administrative Expenses. General and administrative expenses consist primarily of salaries, benefits and overhead costs associated with our executive, finance, human resource, legal, accounting and internal information system functions, as well as amortization of intangible assets. General and administrative expenses, excluding stock-based compensation, increased by $988,000, or 59%, to $2.7 million for the quarter ended March 31, 2001 from $1.7 million for the quarter ended March 31, 2000. Approximately $574,000 of the increase was the result of increased staffing and associated expenses necessary to manage and support our growth. An additional $253,000 of the increase was attributable to an increase in the provision for bad debts and $83,000 was attributable to the amortization of intangible assets related to the company's acquisition of a German distributor of software in October 2000. The balance of the increase was attributable to increased professional services costs, as well as an increase in allocated facilities costs. General and administrative expenses, excluding stock-based compensation, as a percentage of total revenue increased to 73% for the quarter ended March 31, 2001 from 45% for the quarter ended March 31, 2000 due primarily to an increase in personnel costs and provision for bad debts, as well as lower than expected product revenue. We expect that general and administrative expenses will stabilize or decrease in the near-term, and in the long-term increase in dollar amount as we expand our operations and infrastructure to support our planned future growth.

    Stock-based Compensation. We incurred stock-based compensation expense of $732,000 and $769,000 for the quarters ended March 31, 2001 and 2000, respectively. Amortization of deferred stock-based compensation recognized for the three months ended March 31, 2001 and 2000 was $445,000 and $418,000, respectively. Amortization of the deferred expense is attributable to the issuance of stock options with exercise prices less than the amount subsequently determined to be the fair market value of the underlying stock for financial reporting purposes on the date of grant. These options generally vest over four years or less. In addition, during the three months ended March 31, 2000, the Company recorded stock-based compensation expense of $351,000 related to a separation agreement entered into with a former employee. During the quarter ended March 31, 2001, $287,000 of stock-based compensation expense was attributable to stock granted in connection with the acquisition of a German distributor of software in October, 2000. The remaining deferred compensation expense of approximately $5.9 million will be amortized ratably over the remaining vesting periods of the stock and options, and will affect periods ending after March 31, 2001.

    Other Income. Other income consists of interest income, interest expense, other income, other expenses, foreign exchange gains and losses, and realized gain or loss on the sale of marketable securities or the disposal of property, plant or equipment. Other income decreased by $1.0 million to $450,000 for the quarter ended March 31, 2001 from $1.5 million in the quarter ended March 31, 2000. The decrease is due to approximately $1.1 million of realized gains on marketable securities sold in the quarter ended March 31, 2000, offset by higher interest income earned on larger average outstanding cash and investment balances during the quarter ended March 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

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

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations primarily through private sales of preferred stock, which generated net proceeds of $35.0 million, and with the net proceeds of $80.3 million from our initial public offering in February 2000. To a lesser extent, we have financed our operations through debt and lease financing. As of March 31, 2001, we had $51.7 million in cash and cash equivalents, restricted cash, and short and long-term investments, a decrease of $3.2 million from $54.9 million as of December 31, 2000. Of the $51.7 million and $54.9 million in cash and cash equivalents, restricted cash, and short and long-term investments on March 31, 2001 and December 31, 2000, respectively, $1.7 million is restricted cash that serves as collateral for our obligations under the lease of our headquarters in Cambridge, MA. This restricted cash is classified as a long-term other asset.

    We used $5.3 million of cash in operations in the quarter ended March 31, 2001 compared to $7.3 million in operations in the quarter ended March 31, 2000. For the quarter ended March 31, 2001, cash used by operating activities was primarily attributable to our net loss of $12.9 million. This was offset by decreases in accounts receivable of $4.5 million and in prepaid and other current assets of $433,000, an increase in accrued expenses of $693,000, and non-cash charges of $1.2 million for depreciation and amortization and $732,000 for stock-based compensation.

    Our investing activities resulted in net cash provided of $20.6 million for the quarter ended March 31, 2001 and net cash used of $62.5 million for the quarter ended March 31, 2000. For the quarter ended March 31, 2001, $20.8 million of cash was provided by the net purchases and sales of restricted cash, short-term investments and marketable securities and $214,000 was used for the purchases of fixed assets. For the quarter ended March 31, 2000, approximately $61.5 million of cash was used for the purchase of investments and marketable securities and approximately $2.2 million was used for investment in capital expenditures.

    Capital expenditures were $214,000 for the quarter ended March 31, 2001, and $2.2 million for the quarter ended March 31, 2000. Our capital expenditures consist primarily of purchases of property and equipment, including computer equipment and software. We expect that our capital expenditures will increase in the future as we continue to enhance and expand our information systems.

    Cash provided by financing activities was $2.3 million for the quarter ended March 31, 2001 and $80.7 million for the quarter ended March 31, 2000. The principal source of financing for the quarter ended March 31, 2000 was our initial public offering in February, 2000. The principle sources of financing for the quarter ended March 31, 2001 were two sale and leaseback agreements in which we sold certain fixed assets to a third party and subsequently leased the property from the same third party.

    We are a party to a subordinated debt agreement under which we have obtained a term loan of $3.0 million and an equipment line of credit of up to $1.0 million. The term loans and the equipment line are payable in 36 monthly installments. As of March 31, 2001, we had $1.1 million outstanding under the term loan agreement and $648,000 outstanding under the equipment line. No additional amounts are available for borrowing under the term loan agreement. In order to lease additional equipment under the equipment line of credit, we must not be in default under the equipment line or under any other agreement, and there must not have been a material change in our credit standing or in our ability to perform our obligations under the equipment line. We believe we were in compliance with these conditions as of March 31, 2001.

    In March 2001, we entered into two separate sale and leaseback agreements in which certain of our assets, consisting primarily of computer hardware, were sold to a third party and subsequently leased back to us. The lease terms are 24 and 36 months, respectively. Both leases have been accounted for as capital leases on the balance sheet. As of March 31, 2001 the outstanding balances on these two leases are $1.2 million and $1.5 million, respectively. Related to these transactions, we recorded a deferred gain of $437,000, which is being recognized ratably over the term of the lease through other income.

    While we anticipate that our operating expenses will stabilize or decrease in the short-term, over the long-term we expect to experience significant growth in operating expenses in order to execute our business plan, particularly research and development and sales and marketing expenses. As a result, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of or investments in complementary products, services, businesses, or technologies. We believe that the net proceeds from the sale of common stock in our initial public offering will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. Any needed financing may not be available to us on commercially reasonable terms, if at all.


RISK FACTORS

The following is a discussion of certain factors that currently affect or may affect our business, operating results and/or financial condition. Anyone making an investment decision with respect to our capital stock or other securities is cautioned to carefully consider these factors, along with the factors discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-29721).

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

    We have not achieved profitability since our inception in 1994. As a result of ongoing operating losses, we had an accumulated deficit of $67.0 million at March 31, 2001. We expect to continue to incur losses and negative cash flow from operations in the near term. While we expect operating expenses and capital expenditures to stabilize or decrease in the near term, we will need to generate significant revenue to achieve profitability. Also, in the long-term, we expect operating expenses and capital expenditures to increase as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional consulting services and support, and improve operational and financial systems. We will therefore need to continue to generate substantial revenue to achieve and maintain profitability. We do not believe that we can sustain in the long-term the percentage rates at which our revenue has grown in recent quarters. We may not be able to sustain or increase profitability or cash flows from operations on a quarterly or annual basis in the future. Our failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

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

WE PARTICIPATE IN THE UNPROVEN MARKET FOR E-CUSTOMER INTELLIGENCE SOFTWARE, WHICH MAKES THE DEMAND FOR OUR PRODUCTS UNCERTAIN

    The market for e-customer intelligence products and services is in an early stage of development and may not continue to grow. Accordingly, the demand for our products is uncertain. Many companies in our target markets are unaware that e-customer intelligence software such as ours is available or beneficial and may choose to allocate their resources elsewhere, including to internally developed analytic capabilities. Moreover, many companies may continue to rely on traditional offline customer intelligence methods or internally-developed applications. In order for us to be successful, our potential customers must recognize the value of and decide to invest in e-customer intelligence software, and, in particular, adopt our product. The recent downturn in the United States economy has caused many of our customers to reduce their spending on information technology products relating to the internet, adversely affecting current demand for e-customer intelligence software such as ours. Any failure of this market to continue to develop, including as a result of continued adverse economic conditions, would seriously harm our business.

MOST OF OUR REVENUE EACH QUARTER IS DERIVED FROM A SMALL NUMBER OF LARGE ORDERS. IF WE FAIL TO COMPLETE ENOUGH LARGE ORDERS IN ANY QUARTER, OUR REVENUE COULD BE SIGNIFICANTLY LOWER THAN EXPECTED

    We derive a significant portion of our revenue in each quarter from a small number of large orders. For example, during the quarters ended March 31, 2001 and 2000, at least one customer accounted for more than 10% of our total revenue. Our quarterly operating results could be adversely affected if we were unable to complete one or more large orders in any quarter.

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

DIMINUTION OR CONSOLIDATION OF OUR CLIENT AND PROSPECT BASE COULD LIMIT OUR FUTURE REVENUE STREAMS, CAUSING AN ADVERSE AFFECT ON OUR REVENUE

    In recent months, a substantial number of businesses that operate over the internet have ceased or reduced the scope of their operations. In addition, consolidation continues to play an important role in the strategic initiatives of our client and prospect base. To the extent that our current or potential customers cease their operations or combine their businesses with companies that already use our technology, or technologies similar to ours, the continued demand for our product and service offerings could be reduced or eliminated, and our future revenue streams could be adversely affected.

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

    Our ability to achieve our business objectives could be adversely affected if we cannot identify, attract, hire, train, retain and motivate qualified personnel. In particular, we are seeking to hire highly skilled systems engineers and other technical and engineering personnel and employees for our professional services organization. Because of the technical nature of our products, it typically takes several months to train our professional service personnel to provide services effectively. If we are unable to expand and train our professional services staff, we could be unable to meet customer demand for our services, which could cause customer dissatisfaction and lost sales. Our headquarters are located in the metropolitan Boston, Massachusetts area, and competition for qualified personnel in this area, as well as the other areas where we need personnel, is intense. Competition is particularly strong for qualified systems engineers and other software development and technical personnel. Many other employers are able to offer significantly more attractive compensation and benefits than we do. We may be unable to recruit and retain the personnel we need. In addition, a significant portion of our employees compensation is in the form of stock options at exercise prices significantly above current market value. This may affect our ability to retain these employees. Our business would be seriously harmed if we are unable to retain our existing employees or to hire the other highly qualified personnel we need.

THE EXPANSION OF OUR BUSINESS HAS PLACED, AND CONTINUES TO PLACE, A SIGNIFICANT STRAIN ON OUR MANAGEMENT, OPERATING SYSTEMS AND RESOURCES AND COULD SERIOUSLY HARM US

    Our failure to properly manage the expansion of our business could seriously harm us. Until recently, our business has experienced significant and rapid expansion that has placed, and continues to place, significant demands on our administrative, operational, and financial personnel and systems. Additional expansion by us may further strain our management, financial, and other resources. There can be no assurance that our systems, procedures, controls, and existing space will be adequate to support expansion of our operations. Our future operating results will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our operational, financial control and reporting systems. If we are unable to respond to and manage changing business conditions, the quality of our services and our results of operations could be materially adversely affected.

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

    Our personnel and expense levels are planned to support anticipated levels of sales of our products and services. In April 2001, we announced that we had reduced expenses by means of an employee termination and facilities consolidation. If revenues do not meet internal or analyst expectations, we might be required to implement further expense reduction programs, which could include additional reductions in our headcount. In such circumstances, the remaining personnel could feel significant strain in performing their roles and responsibilities and our ability to sell and support our products and to develop new and enhanced products could be adversely affected.

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

OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST US WHICH COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Reliance on intellectual property rights is pervasive in our industry, and we expect that as competition intensifies, companies will continue to pursue vigorous enforcement of their intellectual property rights through litigation and other means. As a result, third parties may claim that our products or services infringe their intellectual property rights. Any such claim could seriously harm our business, results of operations and financial condition. We have not performed a comprehensive analysis of patents that may limit our ability to do business. An increasing number of companies are seeking and obtaining patents regarding methods of doing business on the Internet, and valid patents that apply to our methods of doing business may have been issued or maybe issued in the future without our knowledge. Defending any claim of intellectual property infringement, regardless of merit, is expensive and time-consuming and may distract our management's attention away from our business. As a result of any claim or anticipated claim, we may agree or be forced to:

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

    Recent lawsuits have been filed against other companies by individuals and organizations claiming privacy violations with respect to improper use of their information that was gathered from web site activity. Because our software analyzes information regarding usage of our customers' web sites, customers may use our software to generate personally identifiable information about users of their sites. While we do not control how our customers may use this information, we could be named in lawsuits regarding the enablement of privacy violations. Any such litigation could result in liability to us, could distract personnel from their present roles and responsibilities, and adversely affect our results of operations.

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

    As of May 7, 2001, our common shares issued and outstanding totaled 21,862,978. A significant portion of this amount is held by a small number of investors, which limits the amount of trading volume in the public market. Because of this limited liquidity, even relatively small volumes of stock traded over a short period of time could create a large supply of stock with limited demand, causing an adverse effect on the value of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to the impact of interest rate changes, foreign currency fluctuation, and changes in the market values of its investments.

INTEREST RATE RISK

    Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. As of March 31, 2001, we had cash and cash equivalents of $33.1 million and short-term investments and marketable securities of $16.6 million. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in cash and cash equivalents, which consist of financial instruments with purchased maturities of three months or less, and short and long-term investments, which consist of debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. We protect and preserve our invested funds by seeking to limit default, market and reinvestment risk. Our investment policy allows us to invest in a portfolio with a maximum average maturity of three months and a maximum maturity on any one security of two years. Investment in both fixed rate and floating rate interest-earning instruments carries a degree of interest rate risk. The fair market value of fixed rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Based upon our balance of cash and cash equivalents and short-term investments and marketable securities, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $249,000. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

FOREIGN CURRENCY RISK

     The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Australia, Canada, Germany, Sweden and the United Kingdom and conduct transactions in the local currency of each location. The impact of fluctuations in the relative value of other currencies was not material for the three months ended March 31, 2001. We do not use derivative financial instruments, which are ineligible investments under our investment policy guidelines.

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

b.      Not applicable

c.      Not applicable

d.      Use of Proceeds from Sale of Registered Securities.

On February 29, 2000 we completed an initial public offering of our common stock,

$0.001 par value. The managing underwriters in the offering were Chase Securities, Inc., Deutsche Bank Securities, Inc., and U.S. Bancorp Piper Jaffray, Inc. (the "Underwriters"). The shares of common stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (the "Registration Statement") (File No. 333-93335) that was declared effective by the Securities and Exchange Commission on February 28, 2000. The offering commenced on February 29, 2000, on which date the 4,887,500 shares of common stock registered under the Registration Statement (including 637,500 shares issued upon exercise of the underwriters' over-allotment option) were sold at a price of $18.00 per share. The aggregate underwriting discounts and commissions to the Underwriters were $6.2 million and the aggregate net proceeds to the Company were approximately $80.3 million after deducting offering expenses of $1.5 million. Through March 31, 2001, we have applied the net proceeds of the offering approximately as follows: $23.0 million for working capital; $9.8 million for purchases of fixed assets; $1.2 million for acquisition related costs and, $1.8 million for the repayment of principal on our indebtedness and capital lease obligations. The balance of the net proceeds, in the amount of $44.5 million, has been invested in temporary investments, consisting primarily of high-grade government agency and corporate bonds, pending their future application.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

INDEX TO EXHIBITS

Exhibit Number             Exhibit Description
--------------             -------------------
* 3.1                      Amended and Restated Certificate of Incorporation of net.Genesis Corp., as currently in effect

* 3.2                      Amended and Restated By-Laws of net.Genesis Corp.
* 3.3                      Specimen certificate for common stock of net.Genesis Corp.

    * Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-93335.

b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, NetGenesis Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Massachusetts, as of May 11, 2001.

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

Date:  May 11, 2001