Form 10-Q
period 2001-06-30
NET GENESIS CORP
filed 2001-08-14
CIK 1004874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number 0-2972

NETGENESIS CORP.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3236862 (I.R.S. Employer Identification No.)

ONE ALEWIFE CENTER
CAMBRIDGE, MA 02140
(Address of principal executive offices, including zip code)

(617) 665-9200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

     As of Aug 7, 2001, there were 23,507,668 shares of our common stock outstanding.

NETGENESIS CORP.

INDEX

Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED BALANCE SHEETS

AT JUNE 30, 2001 AND DECEMBER 31, 2000	3

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000	4

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000	5

NOTES TO UNAUDITED FINANCIAL STATEMENTS	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	20

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	21

SIGNATURES	22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETGENESIS CORP.
CONDENSED BALANCE SHEETS
(In Thousands, Except Per Share Data)

	June 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$15,787	$15,564

Restricted cash	1,945	490

Short-term investments and marketable securities	21,865	32,870

Accounts receivable, net	3,015	9,100

Prepaid expenses and other current assets	2,266	2,283

Total current assets	44,878	60,307

Marketable securities	3,343	4,312

Fixed assets, net	8,534	10,861

Other assets	3,470	3,505

Total assets	$60,225	$78,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of capital lease obligations	$1,580	$442

Current portion of long-term debt	766	1,354

Accounts payable	1,932	664

Accrued expenses	5,322	3,428

Deferred revenue	2,244	2,738

Total current liabilities	11,844	8,626

Long-term portion of capital lease obligations	1,388	362

Long-term debt	—	121

Other long-term liabilities	1,054	164

Total liabilities	$14,286	$9,273

Stockholders’ equity:

Common stock, $.001 par value; 100,000 shares authorized; 21,869 and 21,690 issued and outstanding at June 30, 2001 and December 31, 2000, respectively	$22	$22

Additional paid-in capital	130,277	130,739

Deferred compensation	(4,807)	(6,946)

Note receivable from stockholder	(96)	(96)

Accumulated deficit	(79,635)	(54,129)

Accumulated other comprehensive income	178	122

Total stockholders’ equity	45,939	69,712

Total liabilities and stockholders’ equity	$60,225	$78,985

The accompanying notes are an integral part of these financial statements.

NETGENESIS CORP.
STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Revenue:

Product revenue	$1,896	$3,245	$2,733	$5,327

Service revenue	2,412	2,542	5,257	4,224

Total revenue	4,308	5,787	7,990	9,551

Cost of revenue:

Cost of product revenue	217	191	336	319

Cost of service revenue (excludes stock-based compensation of $110 and $83 for the three months ended June 30, 2001 and 2000, respectively, and $224 and $178 for the six months ended June 30, 2001 and 2000, respectively)	2,793	2,487	6,085	4,289

Total cost of revenue	3,010	2,678	6,421	4,608

Gross profit	1,298	3,109	1,569	4,943

Operating expenses:

Sales and marketing (excludes stock-based compensation of $350 and $452 for the three months ended June 30, 2001 and 2000, respectively, and $704 and $941 for the six months ended June 30, 2001 and 2000, respectively)	6,191	5,187	13,625	9,267

Research and development (excludes stock-based compensation of $97 and $127 for the three months ended June 30, 2001 and 2000, respectively, and $216 and $210 for the six months ended June 30, 2001 and 2000, respectively)	2,551	2,530	5,321	5,007

General and administrative (excludes stock-based compensation of $144 and $168 for the three months ended June 30, 2001 and 2000, respectively, and $289 and $270 for the six months ended June 30, 2001 and 2000, respectively)	2,276	1,544	4,863	3,226

Stock-based compensation	701	830	1,433	1,599

Amortization of intangibles	83	—	166	—

Restructuring charges	2,472	—	2,472	—

Total operating expenses	14,274	10,091	27,880	19,099

Loss from operations	(12,976)	(6,982)	(26,311)	(14,156)

Other income:

Interest and other income, net	355	1,131	805	1,494

Gain on sale of short-term investments and marketable securities	—	—	—	1,148

Net loss	$(12,621)	(5,851)	$(25,506)	(11,514)

Dividends and accretion of redeemable preferred stock	—	—	—	(442)

Net loss available to common stockholders	$(12,621)	$(5,851)	$(25,506)	$(11,956)

Basic and diluted net loss available to common stockholders per share	$(0.60)	$(0.29)	$(1.21)	$(0.84)

Shares used in computing basic and diluted net loss available to common stockholders per share	21,188	20,133	21,060	14,249

Pro forma basic and diluted net loss per common share				$(0.63)

Shares used in computing pro forma basic and diluted net loss per common share				18,421

The accompanying notes are an integral part of these financial statements.

NETGENESIS CORP.
STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended

	June 30,	June 30,
	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES:

Net loss	$(25,506)	$(11,514)

Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash portion of restructuring charges	447	—

Depreciation and amortization	2,397	1,107

Gain on sale of short-term investments and marketable securities	—	(1,220)

Amortization of gain on sale and leaseback of fixed assets	(49)	—

Loss on disposal of fixed assets	9	—

Non-cash interest expense	41	41

Stock-based compensation expense	1,433	1,599

Increase (decrease) resulting from changes in operating assets and liabilities:

Accounts receivable	6,085	(2,321)

Prepaid expenses and other assets	17	(1,272)

Other assets	35	17

Deferred revenue	(494)	293

Accounts payable	1,268	499

Accrued expenses	1,894	68

Other liabilities	890	13

Net cash used in operating activities	(11,533)	(12,690)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchases of fixed assets	(681)	(4,748)

Purchases of short-term investments and marketable securities	(13,713)	(63,644)

Proceeds from sales of short-term investments and marketable securities	25,950	3,009

Increase in other assets	—	(1,681)

(Decrease) increase in restricted cash	(1,455)	46

Net cash provided by (used in) investing activities	10,101	(67,018)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from sale and leaseback of fixed assets	2,797	547

Principal payments of capital lease obligations	(633)	(67)

Repayment of debt	(750)	(597)

Proceeds from the issuance of common stock	—	80,653

Proceeds from employee stock purchase plan	140	—

Proceeds from exercise of stock options	101	58

Repurchase of restricted common stock	—	(11)

Net cash provided by financing activities	1,655	80,583

Net increase in cash and cash equivalents	223	875

Cash and cash equivalents, beginning of period	15,564	9,643

Cash and cash equivalents, end of period	$15,787	$10,518

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Dividends and accretion of preferred stock	$—	$442

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Additions to capital lease obligations for sale and leaseback of fixed assets	2,797	547

Conversion of redeemable convertible preferred stock to common stock	—	36,575

Conversion of convertible preferred stock to common stock	—	1,717

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

     The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial results for the periods shown.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of the results of operations, financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

Note 2 — Net Loss Available to Common Stockholders Per Common Share and Pro Forma Net Loss Per Common Share

     Basic and diluted net loss available to common stockholders per share is computed using the weighted average number of common shares outstanding.

     Pro forma net loss per share has been computed as described above except that it gives effect to the conversion of preferred stock outstanding as if the conversion took place at the beginning of the period presented:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net loss	$(12,621)	$(5,851)	$(25,506)	$(11,514)

Dividends and accretion of redeemable preferred stock	—	—	—	(442)

Net loss available to common stockholders	$(12,621)	$(5,851)	$(25,506)	$(11,956)

Weighted average shares	21,859	21,068	21,789	15,270

Weighted average unvested common shares subject to repurchase	(671)	(935)	(729)	(1,021)

Shares used in computing basic and diluted net loss available to common stockholders per share	21,188	20,133	21,060	14,249

Net loss available to common stockholders per share:

Basic and diluted	$(0.60)	$(0.29)	$(1.21)	$(0.84)

Conversion of convertible preferred stock				4,172

Pro forma shares used in computing basic and diluted net loss per share				18,421

Pro forma net loss per share:

Basic and diluted				$(0.63)

     Options to purchase 3,961,519 and 2,415,572 shares of common stock were outstanding for the quarter ended June 30, 2001 and 2000, respectively, but were excluded from the calculation of dilutive net loss per share as the effect of their inclusion would have been anti-dilutive due to the net loss incurred in both periods presented. For the quarter ended June 30, 2001 and 2000, respectively, options for 228,409 and 2,375,572 shares, respectively, of common stock had an exercise price that was below the average market value per share of the Company’s common stock during such respective periods.

Note 3 — Equity Transactions

     Amortization of deferred stock-based compensation recognized for the three months ended June 30, 2001 and 2000 was $414,000 and $500,000, respectively. Amortization of deferred stock-based compensation recognized for the six months ended June 30, 2001 and 2000 was $859,000 and $918,000, respectively. During the quarter ended and six months ended June 30, 2001, the Company recorded amortization of stock-based compensation of $287,000 and $574,000, respectively, related to the acquisition of a German distributor of software in October 2000. In addition, during the three months ended June 30, 2000, the Company recorded stock-based compensation expense of $330,000 related to separation agreements entered into with former employees. During the six months ended June 30, 2000, the Company recorded stock-based compensation expense of $681,000 related to separation agreements entered into with former employees. For the three months ended June 30, 2001, the Company recorded a decrease in deferred stock-based compensation of $389,000 related to the forfeiture of stock options. For the six months ended June 30, 2001, the Company recorded a decrease in deferred stock-based compensation of $599,000 related to the forfeiture of stock options.

Note 4 — Significant Customer and Geographic Information

     Revenue by geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

United States	$2,951	$5,117	$5,421	$8,363

Europe	1,134	552	2,259	924

Australia	22	10	109	63

Other	201	108	201	201

Total	$4,308	$5,787	$7,990	$9,551

     One customer accounted for more than 10% of revenue for the quarter ended June 30, 2001. Each of two customers accounted for more than 10% of revenue for the quarter ended June 30, 2000. No customer accounted for more than 10% of revenue for the six months ended June 30, 2001 or June 30, 2000, respectively.

Note 5 — Comprehensive Loss

      The components of comprehensive loss, net of income taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net loss	$(12,621)	$(5,851)	$(25,506)	$(11,514)

Unrealized gain (loss) on short-term investments and marketable securities	(21)	(72)	56	(105)

Comprehensive loss	$(12,642)	$(5,923)	$(25,450)	$(11,619)

Note 6 — Restructuring Charges

     During the quarter ended June 30, 2001, the Company recorded a restructuring charge of $2.5 million related to a workforce reduction and facility consolidation.

      The following table summarizes the restructuring charges (in thousands):

Three Months Ended
June 30, 2001

Charges to operations:

Employee severance and termination	$437

Asset write-offs	447

Facility consolidation	1,588

Total charges to operations	2,472

Costs incurred:

Employee severance and termination	283

Asset write-offs	447

Facility consolidation	351

Total costs incurred:	1,081

Ending balance	1,391

Cash expenditures:

Employee severance and termination	283

Facility consolidation	351

Total cash expenditures	634

Number of employee severances	34

     As of June 30, 2001, total liabilities include the remaining $1.4 million of expected nonrecurring charges split between accrued expenses and other long-term liabilities of $903,000 and $488,000, respectively.

Note 7 — Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company has not yet assessed impact from the adoption of SFAS No. 141 and SFAS No. 142 on the Company’s financial statements.

Note 8 — Subsequent Event

     In July 2001, in response to continuing changes in our business environment, the Company implemented a cost reduction program that is expected to result in restructuring charges of up to $2.6 million. Headcount reductions and facility consolidation are expected to yield anticipated cost savings of $4.9 million per year. The cost of headcount reductions and facility consolidation are expected to be $.7 million and $1.9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the condensed historical financial information and the notes thereto included in this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-29721).

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY’S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS “EXPECTS”, “ANTICIPATES”, “INTENDS”, “BELIEVES”, OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THESE FORWARD-LOOKING STATEMENTS INCLUDE THOSE SET FORTH BELOW UNDER THE CAPTION “RISK FACTORS,” AND UNDER THE CAPTION “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

OVERVIEW

     We offer e-customer intelligence software that enables companies to understand and improve their online businesses. We license our software products to customers for a fee and also provide related maintenance and support services. In addition, we provide professional consulting services, including analytic consulting, product implementation, application integration, customization of e-customer analysis reporting, and training.

     We license our software products to customers primarily on a perpetual, non-exclusive and non-transferable basis. Our pricing model is based on the number of CPU’s within the customer’s managed servers in the customer’s environment, the platform supported and the number of end users of software, allowing for additional revenue as a customer’s requirements grow. Support and maintenance contracts, which are typically purchased with initial product licenses and are renewable annually thereafter, entitle customers to telephone, e-mail and web-based support and to routine product upgrades, when and if available. The price for support and maintenance services is based on a percentage of the current list price of software. Consulting fees for implementation services and training are charged primarily on a time-and-materials basis.

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

     Since inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred net losses in each fiscal quarter since December 31, 1994 and, as of June 30, 2001, had an accumulated deficit of $79.6 million. We anticipate that our operating expenses will stabilize or decrease over the next several quarters, but will increase in the long-term as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional consulting services and support, and improve operational and financial systems. We expect that these operating expenses, as well as anticipated capital expenditures, will constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow from operations, and may not achieve or sustain profitability or positive cash flow from operations.

     We have recorded deferred stock-based compensation related to grants of stock options. This amount represents the difference between the exercise price of these stock option grants and the amount subsequently determined to be the fair market value of the underlying common stock for financial reporting purposes at the time of grant. Of this amount, approximately $414,000 was amortized in the quarter ended June 30, 2001 and $859,000 was amortized in the six months ended June 30, 2001. In addition, we recorded amortization of stock-based compensation of $287,000 related to stock issued in connection with the acquisition of a German distributor of software in October 2000 during the quarter ended June 30, 2001 and $574,000 during the six months ended June 30, 2001. A total of $4.8 million of stock-based compensation will be amortized ratably over the remaining vesting periods of the stock and options, generally four years or less, which will affect reported results of operations through 2003.

Results of Operations

     Total Revenue. Total revenue decreased by $1.5 million, or 26%, to $4.3 million for the quarter ended June 30, 2001 from $5.8 million for the quarter ended June 30, 2000. Total revenue decreased by $1.6 million, or 16%, to $8.0 million for the six months ended June 30, 2001 from $9.6 million for the six months ended June 30, 2000. One customer accounted for more than 10% of revenue for the quarter ended June 30, 2001. Two different customers accounted for more than 10% of revenue for the quarter ended June 30, 2000. No customer accounted for more than 10% of revenue for the six months ended June 30, 2001 or June 30, 2000, respectively.

     Product Revenue. Product revenue decreased by $1.3 million, or 42%, to $1.9 million for the quarter ended June 30, 2001 from $3.2 million for the quarter ended June 30, 2000. Product revenue decreased by $2.6 million, or 49%, to $2.7 million for the six months ended June 30, 2001 from $5.3 million for the six months ended June 30, 2000. The decline was largely caused by a downturn in spending on information technology focused on the internet in the United States and Europe, which adversely affected product license sales. Product revenue as a percentage of total revenue decreased to 44% for the quarter ended June 30, 2001 from 56% for the quarter ended June 30, 2000. Product revenue as a percentage of total revenue decreased to 34% for the six months ended June 30, 2001 from 56% for the six months ended June 30, 2000. Although product revenue for the periods ended June 30, 2001 was lower than historical periods, we believe that product revenue will represent a majority of our revenues in future periods once spending on information technology focused on the internet returns to more historical levels in the United States and Europe.

     Service Revenue. Service revenue decreased by $130,000, or 5%, to $2.4 million for the quarter ended June 30, 2001 from $2.5 million for the quarter ended June 30, 2000. Service revenue increased by $1.1 million, or 24%, to $5.3 million for the six months ended June 30, 2001 from $4.2 million for the six months ended June 30, 2000. Approximately $542,000 of the decrease in the dollar amount of service revenue for the quarter ended June 30, 2001 was attributable to decreased implementation and consulting services chiefly in connection with a reduced number of product license sales compared to the same period a year ago. An increase of $412,000 from the sales of maintenance contracts associated with higher dollar value sales of software licenses in prior periods offset much of the decrease in consulting revenue for the quarter. Approximately $1.2 million of the increase in service revenue for the six months ended June 30, 2001 was attributable to an increase in sales of maintenance contracts associated with higher dollar value sales of software licenses in prior periods. This was offset by a decrease of $145,000 in implementation and consulting services chiefly in connection with a lower number of product license sales.

     Cost of Product Revenue. Cost of product revenue consists primarily of royalties associated with third-party software embedded in our software products and software product costs, such as user manuals, packaging and media costs. Cost of product revenue increased by $26,000, or 14%, to $217,000 for the quarter ended June 30, 2001 from $191,000 for the quarter ended June 30, 2000. Cost of product revenue increased by $17,000, or 5%, to $336,000 for the six months ended June 30, 2001 from $319,000 for the six months ended June 30, 2000. The increase was attributable to increased printing and reproduction costs. Cost of product revenue as a percentage of product revenue increased to 11% for the quarter ended June 30, 2001 from 6% for the quarter ended June 30, 2000. Cost of product revenue as a percentage of product revenue increased to 12% for the six months ended June 30, 2001 from 6% for the six months ended June 30, 2000. The increase is due to fixed printing and reproduction costs incurred on comparatively lower software license sales. We expect printing and reproduction costs to increase at a slower rate in proportion to software license sales in future quarters.

     Cost of Service Revenue. Cost of service revenue consists primarily of salaries, benefits and associated overhead costs of our professional services organization. Cost of service revenue, excluding stock-based compensation, increased by $306,000, or 12%, to $2.8 million for the quarter ended June 30, 2001 from $2.5 million for the quarter ended June 30, 2000. Cost of service revenue, excluding stock-based compensation, increased by $1.8 million or 42%, to $6.1 million for the six months ended June 30, 2001 from $4.3 million for the six months ended June 30, 2000. Approximately $184,000 and $433,000 of the increases for the quarter ended and six months ended June 30, 2001, respectively, can be attributed to an increase in allocated facilities costs. The balance of the increase is attributable to increased personnel costs including salaries, variable compensation, and employee benefits. Cost of service revenue, excluding stock-based compensation, as a percentage of service revenue increased to 116% for the quarter ended June 30, 2001 from 98% for the quarter ended June 30, 2000. Cost of service revenue, excluding stock-based compensation, as a percentage of service revenue increased to 116% for the six months ended June 30, 2001 from 102% for the six months ended June 30, 2000. This increase is due mainly to an increase in allocated facilities costs, as well as increased personnel costs.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel costs, including related overhead costs and commissions, as well as travel and entertainment expenses, trade show and other promotional expenses, advertising, and other marketing costs. Sales and marketing expenses, excluding stock-based compensation, increased by $1.0 million, or 19%, to $6.2 million for the quarter ended June 30, 2001 from $5.2 million for the quarter ended June 30, 2000. Sales and marketing expenses, excluding stock-based compensation, increased by $4.3 million, or 47%, to $13.6 million for the six months ended June 30, 2001 from $9.3 million for the six months ended June 30, 2000. Approximately $885,000 and $3.1 million of the increases for the quarter ended and the six months ended June 30, 2001, respectively, are attributable to increased personnel-related costs associated with increased headcount in our sales and marketing organizations and related increases in incentive compensation paid to sales personnel. The balance of the increase for the quarter ended June 30, 2001 is attributable to an increase in allocated facilities costs. The balance of the increase for the six months ended June 30, 2001 is approximately $658,000 for the increase in allocated facilities costs and $496,000 for increased marketing-related expenses. Sales and marketing expenses, excluding stock-based compensation, as a percentage of total revenue increased to 144% for the quarter ended June 30, 2001 from 90% for the quarter ended June 30, 2000. Sales and marketing expenses, excluding stock-based compensation, as a percentage of total revenue increased to 171% for the six months ended June 30, 2001 from 97% for the six months ended June 30, 2000. The increase was due to the hiring of additional personnel, increased facilities costs and greater marketing expenses associated with lead generation efforts, as well as lower than expected product revenue. We expect that sales and marketing expenses will stabilize or decrease in the near term, and in the long-term, increase in dollar amount due to increased commissions associated with higher revenues, continued investment in international distribution capability, and support for new product launches, brand awareness programs, international expansion and lead generation efforts.

     Research and Development Expenses. Research and development expenses consist primarily of salaries, benefits and related overhead costs attributable to our research and development organization, as well as the cost of consultants. Research and development expenses, excluding stock-based compensation, increased by $21,000, or 1%, to $2.6 million for the quarter ended June 30, 2001 from $2.5 million for the quarter ended June 30, 2000. Research and development expenses, excluding stock-based compensation, increased by $314,000, or 6%, to $5.3 million for the six months ended June 30, 2001 from $5.0 million for the six months ended June 30, 2000. The increases in research and development expenses in absolute dollar amounts were primarily attributable to an increase in allocated facilities costs of $267,000 and $586,000 for the quarter ended and six months ended June 30, 2001, respectively. This was offset by a reduction in the cost of external consultants of $283,000 and $330,000 for the quarter ended and six months ended June 30, 2001, respectively. The balance of the increase is attributable to increased personnel costs including salaries and employee benefits. Research and development expenses, excluding stock-based compensation, as a percentage of total revenue increased to 59% for the quarter ended June 30, 2001 from 44% for the quarter ended June 30, 2000. Research and development expenses, excluding stock-based compensation, as a percentage of total revenue increased to 67% for the six months ended June 30, 2001 from 52% for the six months ended June 30, 2000. The increase as a percentage of revenue is primarily due to increased facilities costs, as well as lower than expected product revenue. We believe that research and development expenses will stabilize or decrease in the near term, and in the long-term increase in dollar amount as we hire additional research and development personnel.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries, benefits and overhead costs associated with our executive, finance, human resource, legal, accounting and internal information system functions. General and administrative expenses, excluding stock-based compensation, increased by $732,000, or 47%, to $2.3 million for the quarter ended June 30, 2001 from $1.5 million for the quarter ended June 30, 2000. General and administrative expenses, excluding stock-based compensation, increased by $1.6 million, or 51%, to $4.9 million for the six months ended June 30, 2001 from $3.2 million for the six months ended June 30, 2000. Contributing to the increase was $198,000 and $451,000 for the quarter and six months ended June 30, 2001, respectively, due to an increase in the provision for bad debt. The balance of the increase was attributable to increased professional services costs, as well as an increase in allocated facilities costs. General and administrative expenses, excluding stock-based compensation, as a percentage of total revenue increased to 53% for the quarter ended June 30, 2001 from 27% for the quarter ended June 30, 2000. General and administrative expenses, excluding stock-based compensation, as a percentage of total revenue increased to 61% for the six months ended June 30, 2001 from 34% for the six months ended June 30, 2000. The increase is primarily due to the provisions for bad debt and professional services costs, as well as lower than expected product revenue. We expect that general and administrative expenses will stabilize or decrease in the near-term, and in the long-term increase in dollar amount as we expand our operations and infrastructure to support future growth.

     Stock-based Compensation. We incurred stock-based compensation expense of $701,000 and $830,000 for the quarters ended June 30, 2001 and 2000, respectively. We incurred stock-based compensation expense of $1.4 million and $1.6 million for the six months ended June 30, 2001 and 2000, respectively. Amortization of deferred stock-based compensation recognized for the three months ended June 30, 2001 and 2000 was $414,000 and $500,000, respectively. Amortization of deferred stock-based compensation recognized for the six months ended June 30, 2001 and 2000 was $859,000 and $918,000, respectively. Amortization of the deferred expense is attributable to the issuance of stock options with exercise prices less than the amount subsequently determined to be the fair market value of the underlying stock for financial reporting purposes on the date of grant. These options generally vest over four years or less. In addition, during the three months ended June 30, 2000, we recorded stock-based compensation expense of $330,000 related to separation agreements entered into with former employees. During the six months ended June 30, 2000, we recorded stock-based compensation expense of $681,000 related to separation agreements entered into with former employees. During the quarter ended June 30, 2001, $287,000 of stock-based compensation expense was attributable to stock granted in connection with the acquisition of a German distributor of software in October 2000. During the six months ended June 30, 2001, $574,000 of stock-based compensation expense was attributable to stock granted in connection with the same acquisition. The remaining deferred compensation expense of approximately $4.8 million will be amortized ratably over the remaining vesting periods of the stock and options, and will affect periods ending after June 30, 2001.

     Amortization of Intangibles. We incurred amortization of intangible assets of $83,000 and $166,000 for the quarter ended and six months ended June 30, 2001, respectively. Amortization of intangibles is related to our acquisition of a German distributor of software in October 2000.

     Restructuring Charges. We incurred a restructuring charge of $2.5 million for the quarter ended June 30, 2001 related to a reduction in workforce and consolidation of excess facilities. Of the $2.5 million charge, $437,000 consisted of severance pay, taxes, benefits, and other terminating costs for 34 people. The remaining $2.1 million was allocated to the consolidation of excess leased facilities and a write-down of the remaining leasehold improvements for those facilities.

     Other Income. Other income consists of interest income, interest expense, other income and expenses, foreign exchange gains and losses, and realized gain or loss on the sale of marketable securities or the disposal of property, plant or equipment. Other income decreased by $776,000 to $355,000 for the quarter ended June 30, 2001 from $1.1 million in the quarter ended June 30, 2000. Other income decreased by $1.8 million to $805,000 for the six months ended June 30, 2001 from $2.6 million in the six months ended June 30, 2000. The decrease is primarily due to lower interest income earned on smaller average outstanding cash and investment balances during the quarter and six months ended June 30, 2001. Additionally, approximately $1.1 million of the period-to-period decrease for the six months ended June 30, 2001 is attributable to realized gains on marketable securities sold in the quarter ended March 31, 2000.

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company has not yet assessed impact from the adoption of SFAS No. 141 and SFAS No. 142 on the Company’s financial statements.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through private sales of preferred stock, which generated net proceeds of $35.0 million, and with the net proceeds of $80.3 million from our initial public offering in February 2000. To a lesser extent, we have financed our operations through debt and lease financing. As of June 30, 2001, we had $44.6 million in cash and cash equivalents, restricted cash, and short and long-term investments, a decrease of $10.3 million from $54.9 million as of December 31, 2000. Of the $44.6 million and $54.9 million in cash and cash equivalents, restricted cash, and short and long-term investments on June 30, 2001 and December 31, 2000, respectively, $1.7 million is restricted cash that serves as collateral for our obligations under the lease of our headquarters in Cambridge, Massachusetts and is classified on the balance sheet as long-term other asset.

     We used $11.5 million of cash in operations in the six months ended June 30, 2001 compared to $12.7 million in operations in the six months ended June 30, 2000. For the six months ended June 30, 2001, cash used in operating activities was primarily due to our net operating loss of $25.5 million. Our net cash outflow from operating activities was offset by changes in our working capital balances such as a decrease in accounts receivable of $6.1 million and increases in accrued expenses of $1.9 million, accounts payable of $1.3 million and other liabilities of $890,000. Other non-cash charges such as $2.4 million for depreciation and amortization, $447,000 for the non-cash portion of restructuring charges, and $1.4 million for stock-based compensation also offset cash used in operating activities.

     Our investing activities resulted in net cash provided of $10.1 million for the six months ended June 30, 2001 and net cash used of $67.0 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, $12.2 million of cash was provided by the net purchases and sales of short-term investments and marketable securities, offset by restricted cash needs of $1.5 million and further reduced by $681,000 used to purchase fixed assets. For the six months ended June 30, 2000, approximately $60.7 million of cash was used for the net purchases and sales of short-term investments and marketable securities, approximately $4.7 for capital expenditures, and approximately $1.6 million for restricted cash purposes.

     Capital expenditures were $681,000 for the six months ended June 30, 2001 and $4.7 million for the six months ended June 30, 2000. Our capital expenditures consist primarily of purchases of property and equipment, including computer equipment and software and leasehold improvements. We expect that our capital expenditures will increase in the future as we continue to enhance and expand our information systems.

     Cash provided by financing activities was $1.7 million for the six months ended June 30, 2001 and $80.6 million for the six months ended June 30, 2000. The principal source of financing for the six months ended June 30, 2000 was our initial public offering in February 2000. The principle sources of financing for the six months ended June 30, 2001 were two sale and leaseback transactions in which we sold certain fixed assets to a third party for $2.8 million and subsequently leased the property back from the same party. Also contributing to the net cash provided by financing activities during the six months ended June 30, 2001 were proceeds received from our employee stock purchase plan of $140,000 and the exercise of stock options of $101,000. This was offset by principal payments on capital leases and debt of $1.2 million.

     We are a party to a subordinated debt agreement under which we have obtained a term loan of $3.0 million and an equipment line of credit of up to $1.0 million. The term loans and the equipment line are payable in 36 monthly installments. As of June 30, 2001, we had $766,000 outstanding under the term loan agreement and $541,000 outstanding under the equipment line. No additional amounts are available for borrowing under the term loan agreement. In order to lease additional equipment under the equipment line of credit, we must not be in default under the equipment line or under any other agreement, and there must not have been a material change in our credit standing or in our ability to perform our obligations under the equipment line. We believe we were in compliance with these conditions as of June 30, 2001.

     In March 2001, we entered into two separate sale and leaseback agreements in which certain of our assets, consisting primarily of computer hardware, were sold to a third party and subsequently leased back to us. The lease terms are 24 and 36 months, respectively. Both leases have been accounted for as capital leases on the balance sheet. As of June 30, 2001, the outstanding balances on these two leases are $1.3 million and $1.1 million, respectively. Related to these transactions, we recorded a deferred gain of $437,000, which is being recognized ratably over the term of the lease through other income.

     While we anticipate that our operating expenses will stabilize or decrease in the short-term, over the long-term we expect to experience significant growth in operating expenses in order to execute our business plan, particularly research and development and sales and marketing expenses. As a result, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of or investments in complementary products, services, businesses, or technologies. We believe that our existing cash resources will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. Any needed financing may not be available to us on commercially reasonable terms, if at all.

Risk Factors

     The following is a discussion of certain factors that currently affect or may affect our business, operating results and/or financial condition. Anyone making an investment decision with respect to our capital stock or other securities is cautioned to carefully consider these factors, along with the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-29721).

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

We have a history of losses, expect to incur substantial losses and negative operating cash flows and may not achieve or maintain profitability in the future

     We have not achieved profitability since our inception in 1994. As a result of ongoing operating losses, we had an accumulated deficit of $79.6 million at June 30, 2001. We expect to continue to incur losses and negative cash flow from operations in the near term. While we expect operating expenses and capital expenditures to stabilize or decrease in the near term, we will need to generate significant revenue to achieve profitability. Also, in the long-term, we expect operating expenses and capital expenditures to increase as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional consulting services and support, and improve operational and financial systems. We will therefore need to continue to generate substantial revenue to achieve and maintain profitability. Recently, our revenues have declined dramatically. We may be unable to achieve or maintain profitability or positive cash flows from operations on a quarterly or annual basis in the future. Our failure to achieve or maintain profitability or positive cash flows may materially and adversely affect the market price of our common stock.

If revenues do not meet internal or analyst expectations, we might be required to implement additional expense reduction programs, which could cause significant strain on remaining personnel and adversely affect our results of operations

     Our personnel and expense levels are planned to support anticipated levels of sales of our products and services. In April and July 2001, we announced that we had reduced expenses by means of an employee termination and facilities consolidation. If revenues do not meet internal or analyst expectations, we might be required to implement further expense reduction programs, which could include additional reductions in our headcount. In such circumstances, the remaining personnel could feel significant strain in performing their roles and responsibilities, and our ability to sell and support our products and to develop new and enhanced products could be adversely affected.

We expect our revenue and results of operations to fluctuate. The market price of our common stock would likely fall if our quarterly results are lower than the expectations of security analysts or stockholders

     We have experienced substantial fluctuations in both our annual and quarterly revenue and results of operations, and we expect those fluctuations to continue for the foreseeable future. Recently, our revenues and results of operations have declined dramatically. We believe the following factors are those most likely to cause our revenue and results of operations to fluctuate:

•	uncertain demand for our products and services

•	changes in the market for e-customer intelligence software

•	adverse economic conditions in the United States or Europe

•	the timing of sales and delivery of our products and services

•	the timing of customer implementations of our products

•	the mix of revenue derived from our products and services

•	timing of introductions of new products and services by us or our competitors

•	changes in underlying terms of our contracts

•	seasonal trends in our customers’ business activity

•	timing of hiring of personnel and changes in productivity of our professional services personnel and direct sales personnel

     If our revenue or results of operations fall below the expectations of securities analysts or investors, the market price of our common stock would likely fall. We budget our expenses in part according to the revenue we forecast. A significant percentage of our expenses, particularly salaries and rent, are relatively fixed. As a result, if our revenue falls below our expectations, we may be unable to curtail our expenses quickly enough to avoid losses greater than expected. As a result of these factors, our results of operations have recently been and in the future may be volatile and difficult to predict. We do not believe that period-to-period comparisons of our revenue and operating results are necessarily meaningful. You should not rely on the results of any one quarter or series of quarters as an indication of future performance.

We participate in the unproven market for e-customer intelligence software, which makes the demand for our products uncertain

     The market for e-customer intelligence products and services is in an early stage of development and its growth rate is unpredictable. Accordingly, the demand for our products is uncertain. Many companies in our target markets are unaware that e-customer intelligence software such as ours is available or beneficial and may choose to allocate their resources elsewhere, including to internally developed analytic capabilities. Moreover, many companies may continue to rely on traditional offline customer intelligence methods or internally-developed applications. In order for us to be successful, our potential customers must recognize the value of and decide to invest in e-customer intelligence software, and, in particular, adopt our product. The recent downturn in the United States economy has caused many of our customers to reduce their spending on information technology products relating to the internet, adversely affecting current demand for e-customer intelligence software such as ours. Any failure of this market to continue to develop, including as a result of continued adverse economic conditions, would seriously harm our business.

Most of our revenue each quarter is derived from a small number of large orders. If we fail to complete enough large orders in any quarter, our revenue could be significantly lower than expected

     We derive a significant portion of our revenue in each quarter from a small number of large orders. For example, during the quarters ended June 30, 2001 and 2000, at least one customer accounted for more than 10% of our total revenue. Our quarterly operating results would be adversely affected if we were unable to complete one or more large orders in any quarter.

Our sales cycles are long and unpredictable, making it difficult to forecast our revenues and budget our expenses

     Our sales cycles are long and unpredictable, in part because we generally need to educate potential customers about the benefits of e-customer intelligence software. In addition, we believe that, for many of our potential customers, the purchase of our software and services can represent a significant portion of their web site budget and a substantial commitment of personnel resources. As a result, we experience widely varying sales cycles that typically range from four to eight months or more. Our long and varying sales cycles make it difficult to predict the quarter in which particular sales may occur and, therefore, to forecast our revenue and budget our expenses. Moreover, a significant portion of our sales tend to occur within the last month of a quarter, making it difficult to predict revenue until late in the quarter and to adjust expenses accordingly.

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

Diminution or consolidation of our client and prospect base could limit our future revenue opportunities, causing an adverse affect on our revenue

     In recent months, a substantial number of businesses that operate over the internet have ceased or reduced the scope of their operations. In addition, consolidation continues to play an important role in the strategic initiatives of our client and prospect base. To the extent that our current or potential customers cease their operations or combine their businesses with companies that already use our technology, or technologies similar to ours, demand for our product and service offerings could be reduced or eliminated, and our future revenue opportunities could be adversely affected.

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

Our ability to increase revenue depends on our ability to retain our direct sales force and increase its productivity, which may be difficult because of the shortage of qualified sales personnel and because it takes time for new hires to become productive.

     To date, we have derived the substantial majority of our revenue from the efforts of our direct sales force. To increase our revenue, we believe we must therefore increase the productivity of our direct sales force. However, the technical nature of our products and other factors can cause significant delays in the time it takes our newly hired direct sales representatives to become productive. Because a significant portion of our direct sales force is relatively new, this lag in productivity may make it difficult for us to meet our sales targets. In addition, the competition for qualified sales personnel may make it difficult for us to retain the direct sales personnel we have hired or may hire in the future, and significant attrition in our direct sales force would also have a negative effect on our ability to meet revenue goals.

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

Because there is intense competition for qualified personnel in our industry, we may not be able to recruit or retain the personnel we need, which could adversely affect our ability to achieve our business objectives

     Our ability to achieve our business objectives could be adversely affected if we cannot identify, attract, hire, train, retain and motivate our personnel. Many other employers are able to offer significantly more attractive compensation and benefits than we do. We may be unable to recruit and retain the personnel we need. In addition, a significant portion of our employees compensation is in the form of stock options at exercise prices significantly above current market value. This may affect our ability to retain these employees. Our business would be seriously harmed if we are unable to retain our existing employees or to hire highly qualified replacements.

Future expansion of our international operations will require significant management attention and financial resources and our efforts to expand internationally may not succeed

     We intend to expand our international operations and international sales and marketing efforts, particularly in Europe and Asia. We currently have offices in the United Kingdom, Canada, and Germany, and are pursuing business through indirect channels in other European countries, Australia and Japan. We have limited experience in developing localized versions of our software products and in marketing, selling and distributing our software and services internationally. To successfully expand international sales, we must expand our international operations, recruit additional international sales and support personnel, and expand our international distribution channels. This international expansion strategy will require significant management attention and financial resources, and we may not be successful in implementing our strategy. Our failure to manage these risks adequately could seriously harm our business.

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

•	acquired products, businesses, services, technologies and capabilities may not meet customer needs or may not achieve or sustain widespread market acceptance

•	we may encounter difficulties in assimilating acquired products, services, businesses, technologies and capabilities

•	we may encounter difficulties in integrating acquired personnel and operations

•	acquired products, services, businesses, technologies and capabilities may result in decreased revenue from our existing products and services

     Acquisitions could disrupt our ongoing business, distract our employees, increase our expenses and adversely affect our results of operations. We could issue equity securities to pay for an acquisition, which could dilute the equity interests of our existing stockholders. In addition, acquisitions may involve investment-related or other charges and amortization of acquired technology, and other intangible assets, which may adversely affect our results of operations.

If any technologies embedded in our products become unavailable to us, product functionality could suffer, causing an adverse effect on our revenue

     Currently, certain third-party technologies are embedded into our products, providing additional advanced functionality of our software for our customers, pursuant to license agreements with such third parties. Most of these license agreements are non-exclusive, are for limited terms, and may be terminated by the other party if we default in our obligations. If these license agreements were terminated or if these technologies were otherwise no longer available to us, product functionality of our software could suffer as we attempt to replace the technologies, causing an adverse affect on our quarterly results.

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

Others may bring infringement claims against us which could harm our business, results of operations and financial condition

     Reliance on intellectual property rights is pervasive in our industry, and we expect that as competition intensifies, companies will continue to pursue vigorous enforcement of their intellectual property rights through litigation and other means. As a result, third parties may claim that our products or services infringe their intellectual property rights. Any such claim could seriously harm our business, results of operations and financial condition. We have not performed a comprehensive analysis of patents that may limit our ability to do business. An increasing number of companies are seeking and obtaining patents regarding methods of doing business on the Internet, and valid patents that apply to our methods of doing business may have been issued or maybe issued in the future without our knowledge. Defending any claim of intellectual property infringement, regardless of merit, is expensive and time-consuming and may distract our management’s attention away from our business. As a result of any claim or anticipated claim, we may agree or be forced to:

•	pay substantial damages

•	cease selling or using products and services that incorporate the infringed intellectual property

•	obtain a license for the infringed intellectual property, which might not be available on commercially reasonable terms or which could adversely affect our results of operations and financial condition

•	attempt to modify our products and services to avoid infringing others’ intellectual property rights, which we might be unable to do at all or quickly enough to prevent serious harm to our competitive position in the market

•	refund portions of license fees paid to us if other remedies are unavailable

We could be named in lawsuits regarding the enablement of privacy violations, which could distract personnel from their present roles and responsibilities, as well as adversely affect our results of operations

     Recent lawsuits have been filed against other companies by individuals and organizations claiming privacy violations with respect to improper use of their information that was gathered from web site activity. Because our software analyzes information regarding usage of our customers’ web sites, customers may use our software to generate personally identifiable information about users of their sites. While we do not control how our customers may use this information, we could be named in lawsuits regarding the enablement of privacy violations. Any such litigation could result in liability to us, could distract personnel from their present roles and responsibilities, and adversely affect our results of operations.

Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company

     Provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	authorizing the issuance of “blank check” preferred stock — providing for a classified board of directors with staggered, three-year terms

•	providing that directors may only be removed for cause by a two-thirds vote of stockholders

•	limiting the persons who may call special meetings of stockholders

•	prohibiting stockholder action by written consent

•	establishing advance notice requirements for nominations for election to the board of directors and for proposing matters to be submitted to a stockholder vote

     Delaware law may also discourage, delay or prevent someone from acquiring or merging with our company or obtaining control of our company.

A large percentage of our outstanding common stock is held by a small number of investors, which creates low trading volume in our stock, for which even relatively small trades could cause fluctuations in the price of our stock

     As of August 7, 2001, our common shares issued and outstanding totaled 23,507,668. A significant portion of this amount is held by a small number of investors, which limits the amount of trading volume in the public market. Because of this limited liquidity, even relatively small volumes of stock traded over a short period of time could create a large supply of stock with limited demand, causing an adverse effect on the value of our common stock.

Our common stock may not continue to trade on the Nasdaq National Market, which could reduce the value of your investment and make your shares more difficult to sell.

     In order for our common stock to trade on the Nasdaq National Market, we must continue to meet the listing standards of that market. Among other things, those standards require that our common stock maintain a minimum closing bid price of at least $1.00 per share. Recently, our common stock has traded at prices below $1.00. If our common stock does not maintain the minimum closing bid price, Nasdaq is likely to remove it from the Nasdaq National Market. The removal of our common stock from the Nasdaq National Market could hinder your ability to sell, or obtain an accurate quotation for the price of, your shares of our common stock. Removal could also adversely affect the perception among investors of us and our prospects, which could lead to further declines in the market price of our common stock. Removal would also make it more difficult and expensive for us to raise capital. In addition, removal might subject us to an SEC rule that could adversely affect the ability of broker-dealers to sell or make a market in our common stock, thus hindering your ability to sell your shares.

Item 3. Quantitative and qualitative disclosures about market risk

     We are exposed to the impact of interest rate changes, foreign currency fluctuation, and changes in the market values of our investments.

Interest Rate Risk

     Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. As of June 30, 2001, we had cash and cash equivalents of $15.8 million and short-term investments and marketable securities of $26.9 million. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in cash and cash equivalents, which consist of financial instruments with purchased maturities of three months or less, and short and long-term investments, which consist of debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. We protect and preserve our invested funds by seeking to limit default, market and reinvestment risk. Our investment policy allows us to invest in a portfolio with a maximum average maturity of three months and a maximum maturity on any one security of two years. Investment in both fixed rate and floating rate interest-earning instruments carries a degree of interest rate risk. The fair market value of fixed rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Based upon our current balance of cash and cash equivalents and short-term investments and marketable securities, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $213,000. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Foreign Currency Risk

     The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Canada, Germany and the United Kingdom and conduct transactions in the local currency of each location. The impact of fluctuations in the relative value of other currencies was not material for the three months ended June 30, 2001. We do not use derivative financial instruments, which are ineligible investments under our investment policy guidelines.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are not involved in any legal proceedings that are material to our business or financial condition.

Item 2. Change in Securities and Use of Proceeds

     d.     Use of Proceeds from Sale of Registered Securities.

     On February 29, 2000 we completed an initial public offering of our common stock, $0.001 par value. The managing underwriters in the offering were Chase Securities, Inc., Deutsche Bank Securities, Inc., and U.S. Bancorp Piper Jaffray, Inc. (the “Underwriters”). The shares of common stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (the “Registration Statement”) (File No. 333-93335) that was declared effective by the Securities and Exchange Commission on February 28, 2000. The offering commenced on February 29, 2000, on which date the 4,887,500 shares of common stock registered under the Registration Statement (including 637,500 shares issued upon exercise of the underwriters’ over-allotment option) were sold at a price of $18.00 per share. The aggregate underwriting discounts and commissions to the Underwriters were $6.2 million and our aggregate net proceeds were approximately $80.3 million after deducting offering expenses of $1.5 million. Through June 30, 2001, we have applied the net proceeds of the offering approximately as follows: $30.8 million for working capital; $9.8 million for purchases of fixed assets; $1.2 million for acquisition related costs and, $2.6 million for the repayment of principal on our indebtedness and capital lease obligations. The balance of the net proceeds, in the amount of $35.9 million, has been invested in temporary investments, consisting primarily of high-grade government agency and corporate bonds, pending their future application.

     We currently expect to use the balance of net proceeds primarily for working capital and general corporate purposes, including funding product development. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. In addition, we may use a portion of the net proceeds for acquisitions of products, technologies and businesses.

     None of our offering expenses or the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of NetGenesis or their associates, persons owning 10% or more of any class of equity securities of NetGenesis, or any affiliate of NetGenesis.

Item 4. Submission of Matters to a Vote of Security Holders

     At our annual meeting of stockholders held on June 6, 2001, the following three proposals were submitted to a vote of the stockholders:

Proposal I — To elect two Class I Directors.

For All Nominees	Instructed	Withheld All Nominees
15,464,856	2,151	142,564

	Votes For	Votes Withheld
Lawrence S. Bohn	15,464,856	144,715
Rory O'Driscoll	15,467,007	142,564

     As a result, the stockholders elected both of Messrs. Bohn and O'Driscoll as members of our Board of Directors.

Proposal II — To approve our 1999 Stock Incentive Plan, as amended.

Votes
Votes For	11,303,517
Votes Against	480,218
Abstain	9,905
Non Votes	3,815,931

     As a result, the stockholders approved our 1999 Stock Incentive Plan, as amended.

Proposal III — To approve our 1999 Employee Stock Purchase Plan, as amended.
Votes
Votes For	11,382,061
Votes Against	326,974
Abstain	84,605
Non Votes	3,815,931

     As a result, the stockholders approved our 1999 Employee Stock Purchase Plan, as amended.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

* 3.1	Amended and Restated Certificate of Incorporation of NetGenesis Corp., as currently in effect

* 3.2	Amended and Restated By-Laws of NetGenesis Corp.

* 3.3	Specimen certificate for common stock of NetGenesis Corp.

** 10.1	NetGenesis Corp. 1999 Stock Incentive Plan, as amended

** 10.2	NetGenesis Corp. 1999 Employee Stock Purchase Plan, as amended

*	Incorporated by reference to our Registration Statement on Form S-1, File No. 333-93335.

**	Incorporated by reference to our Proxy Statement relating to our Annual Meeting of Stockholders held on June 6, 2001, as filed on April 26, 2001 pursuant to Section 14(A) of the Securities Exchange Act of 1934.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, NetGenesis Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Massachusetts, as of August 13, 2001.

NETGENESIS CORP.

BY: /s/ Christopher A. Hanson Christopher A. Hanson Chief Financial Officer, Executive Vice President, and Treasurer (duly authorized officer and principal financial officer)

Date: August 13, 2001