Form 10-Q
period 2001-09-30
NET GENESIS CORP
filed 2001-11-14
CIK 1004874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Yes [X] No [    ]

     As of Nov 7, 2001, there were 23,601,102 shares of our common stock outstanding.

NETGENESIS CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NETGENESIS CORP.
CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$11,621	$15,564
Restricted cash	2,088	490
Short-term investments and marketable securities	19,784	32,870
Accounts receivable, net	3,299	9,100
Prepaid expenses and other current assets	2,270	2,283

Total current assets	39,062	60,307
Marketable securities	1,352	4,312
Fixed assets, net	7,329	10,861
Other assets	3,338	3,505

Total assets	$51,081	$78,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,612	$442
Current portion of long-term debt	453	1,354
Accounts payable	1,215	664
Accrued expenses	7,585	3,428
Deferred revenue	2,261	2,738

Total current liabilities	13,126	8,626
Long-term portion of capital lease obligations	1,111	362
Long-term debt	—	121
Other long-term liabilities	488	164

Total liabilities	14,725	9,273

Stockholders’ equity:
Common stock, $.001 par value per share; 100,000 shares authorized 23,514 and 21,690 issued and outstanding at September 30, 2001 December 31, 2000, respectively	24	22
Additional paid-in capital	131,068	130,739
Deferred compensation	(4,562)	(6,946)
Note receivable from stockholder	(183)	(96)
Accumulated deficit	(90,151)	(54,129)
Accumulated other comprehensive income	160	122

Total stockholders’ equity	36,356	69,712

Total liabilities and stockholders’ equity	$51,081	$78,985

The accompanying notes are an integral part of these financial statements.

NETGENESIS CORP.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Revenue:
Product revenue	$636	$3,921	$3,369	$9,248
Service revenue	2,393	2,810	7,650	7,034

Total revenue	3,029	6,731	11,019	16,282

Cost of revenue:
Cost of product revenue	80	222	416	541
Cost of service revenue (excludes stock-based compensation of $119 and $83 for the three months ended September 30, 2001 and 2000, respectively, and $343 and $242 for the nine months ended September 30, 2001 and 2000, respectively)	1,952	2,727	8,037	7,016

Total cost of revenue	2,032	2,949	8,453	7,557

Gross profit	997	3,782	2,566	8,725

Operating expenses:
Sales and marketing (excludes stock-based compensation of $518 and $186 for the three months ended September 30, 2001 and 2000, respectively, and $1,222 and $1,110 for the nine months ended September 30, 2001 and 2000, respectively)	4,042	5,373	17,667	14,640
Research and development (excludes stock-based compensation of $111 and $126 for the three months ended September 30, 2001 and 2000, respectively, and $327 and $373 for the nine months ended September 30, 2001 and 2000, respectively)	2,197	2,723	7,518	7,730
General and administrative (excludes stock-based compensation of $287 and $148 for the three months ended September 30, 2001 and 2000, respectively, and $576 and $417 for the nine months ended September 30, 2001 and 2000, respectively)	1,899	1,693	6,762	4,919
Stock-based compensation	1,035	543	2,468	2,142
Amortization of intangibles	83	—	250	—
Restructuring charges	2,627	—	5,099	—

Total operating expenses	11,883	10,332	39,764	29,431

Loss from operations	(10,886)	(6,550)	(37,198)	(20,706)

Total other income	371	1,083	1,176	3,725
Net loss	$(10,515)	$(5,467)	$(36,022)	$(16,981)

Dividends and accretion of redeemable preferred stock	—	—	—	(442)
Net loss available to common stockholders	(10,515)	(5,467)	(36,022)	(17,423)
Basic and diluted net loss available to common stockholders per share	$(0.48)	$(0.27)	$(1.69)	$(1.07)

Shares used in computing basic and diluted net loss available to common stockholders per share	21,774	20,386	21,301	16,311
Pro forma net loss available to common stockholders				(16,981)
Pro forma basic and diluted net loss available to common stockholders per share				$(0.89)

Shares used in computing pro forma basic and diluted net loss available to common stockholders per share				19,081

The accompanying notes are an integral part of these financial statements.

NETGENESIS CORP.
STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended

	September 30,	September 30,
	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(36,022)	$(16,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of restructuring charges	854	—
Depreciation and amortization	3,582	1,986
Gain on sale of short-term investments and marketable securities	—	(1,148)
Other	(64)	—
Non-cash interest expense	62	76
Stock-based compensation expense	2,468	2,142
Increase (decrease) resulting from changes in operating assets and liabilities:
Accounts receivable	5,801	(3,659)
Prepaid expenses and other assets	13	(1,583)
Other assets	167	88
Deferred revenue	(477)	694
Accounts payable	551	(41)
Accrued expenses	4,157	613
Other liabilities	324	13

Net cash used in operating activities	(18,584)	(17,800)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(699)	(8,065)
Purchases of short-term investments and marketable securities	(18,575)	(60,656)
Proceeds from sales of short-term investments and marketable securities	34,522	9,452
Increase in other assets	—	(1,680)
(Decrease) increase in restricted cash	(1,598)	46

Net cash provided by (used in) investing activities	13,650	(60,903)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale and leaseback of fixed assets	2,949	547
Principal payments of capital lease obligations	(1,030)	(158)
Repayment of debt	(1,084)	(1,122)
Proceeds from the issuance of common stock	(86)	80,653
Proceeds from employee stock purchase plan	140	—
Proceeds from exercise of stock options	102	129
Repurchase of restricted common stock	—	(10)

Net cash provided by financing activities	991	80,039

Net increase (decrease) in cash and cash equivalents	(3,943)	1,336
Cash and cash equivalents, beginning of period	15,564	9,643

Cash and cash equivalents, end of period	$11,621	$10,979
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Dividends and accretion of preferred stock	$—	$442
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Additions to capital lease obligations for sale and leaseback of fixed assets	2,949	547
Conversion of redeemable convertible preferred stock to common stock	—	36,575
Conversion of convertible preferred stock to common stock	—	1,717

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

     Pro forma net loss per share has been computed as described above except that it gives effect to the conversion of preferred stock outstanding as if the conversion took place at the beginning of the period presented:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net loss	$(10,515)	$(5,467)	$(36,022)	$(16,981)
Dividends and accretion of redeemable preferred stock	—	—	—	(442)

Net loss available to common stockholders	$(10,515)	$(5,467)	$(36,022)	$(17,423)
Weighted average shares	23,078	21,179	22,224	17,255
Weighted average unvested common shares subject to repurchase	(1,304)	(793)	(923)	(944)

Shares used in computing basic and diluted net loss available to common stockholders per share	21,774	20,386	21,301	16,311
Net loss available to common stockholders per share:
Basic and diluted	$(0.48)	$(0.27)	$(1.69)	$(1.07)

Conversion of convertible preferred stock				2,770

Pro forma shares used in computing basic and diluted net loss per share				19,081
Pro forma net loss per share:
Basic and diluted				$(0.89)

     Options to purchase 3,608,640 and 3,087,601 shares of common stock were outstanding for the quarter ended September 30, 2001 and 2000, respectively, but were excluded from the calculation of dilutive net loss per share as the effect of their inclusion would have been anti-dilutive due to the net loss incurred in both periods presented. For the quarter ended September 30, 2001 and 2000, respectively, options for 1,637,211 and 1,593,117 shares, respectively, of common stock had an exercise price that was below the average market value per share of the Company’s common stock during such respective periods.

Note 3 — Equity Transactions

     Amortization of deferred stock-based compensation recognized for the three months ended September 30, 2001 and 2000 was $387,000 and $492,000, respectively. Amortization of deferred stock-based compensation recognized for the nine months ended September 30, 2001 and 2000 was $1.2 million and $1.4 million, respectively. In addition, during the quarter ended and nine months ended September 30, 2001, the Company recorded amortization of stock-based compensation of $287,000 and $861,000, respectively, related to the acquisition of a German distributor of software in October 2000.

     In addition, during the three months ended September 30, 2000, the Company recorded stock-based compensation expense of $51,000 related to separation agreements entered into with former employees. During the nine months ended September 30, 2000, the Company recorded stock-based compensation expense of $733,000 related to separation agreements entered into with former employees. For the three months ended September 30, 2001, the Company recorded a decrease in deferred stock-based compensation of $264,000 related to the forfeiture of stock options. For the nine months ended September 30, 2001, the Company recorded a decrease in deferred stock-based compensation of $863,000 related to the forfeiture of stock options.

     On July 25, 2001, the Company issued to certain of its employees 1,638,276 shares of restricted stock subject to vesting over time dependent upon the employee's continued service to the Company. The vesting schedules vary by employee but average approximately three to four years. Each employee who received this restricted stock also agreed to the cancellation of certain stock options held by him or her. In connection with issuance, the Company recorded unearned compensation for restricted stock grants below fair market value of $947,000. During the quarter ended September 30, 2001, the company recorded stock based compensation expense of $361,000 related to the restricted stock. The Company is recognizing this compensation expense over the vesting period of the restricted stock.

Note 4 — Significant Customer and Geographic Information

     Revenue by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

United States	$1,817	$5,200	$7,238	$13,563
Europe	1,174	1,443	3,433	2,367
Australia	7	88	116	151
Other	31	—	232	201

Total	$3,029	$6,731	$11,019	$16,282

     One customer accounted for more than 10% of revenue for the quarter ended September 30, 2001 and a different customer accounted for more than 10% of revenue for the quarter ended September 30, 2000. No customer accounted for more than 10% of revenue for the nine months ended September 30, 2001 or September 30, 2000, respectively.

Note 5 — Comprehensive Loss

     The components of comprehensive loss, net of income taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net loss	$(10,515)	$(5,467)	$(36,022)	$(16,981)
Cumulative currency translation adjustment	15		15
Unrealized gain (loss) on short-term investments and marketable securities	(33)	54	23	(1,117)

Comprehensive loss	$(10,533)	$(5,413)	$(35,984)	$(18,098)

     Note 6 — Restructuring Charges

     During the quarter ended September 30, 2001, the Company recorded a restructuring charge of $2.6 million related to a workforce reduction and facility consolidation. During the nine months ended September 30, 2001, the Company recorded a restructuring charge of $5.1 million related to workforce reductions and facility consolidations.

     The following table summarizes the restructuring charges (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Charges to operations:
Employee severance and termination	$646	$1,083
Asset write-offs	525	972
Facility consolidation	1,456	3,044

Total charges to operations	2,627	5,099
Costs incurred:
Employee severance and termination	525	808
Asset write-offs	407	854
Facility consolidation	400	751

Total costs incurred:	1,332	2,413
Ending balance	1,295	2,686
Cash expenditures:
Employee severance and termination	525	808
Facility consolidation	380	731

Total cash expenditures	905	1,539
Number of employee severances	46	80

     As of September 30, 2001, total liabilities include the remaining $2.7 million of expected charges split between accrued expenses and other long-term liabilities of $2.2 million and $488,000, respectively.

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

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 for the fiscal year beginning after December 15, 2001 and does not believe it will have a significant impact on its consolidated financial statements.

Note 8 — Subsequent Event

     On October 29, 2001 the Company announced that it had signed a definitive agreement pursuant to which SPSS, Inc. (Nasdaq:SPSS) will acquire NetGenesis in a stock transaction designed to qualify as a tax-free reorganization, subject to usual and customary closing conditions, and approval from the Company’s shareholders. Upon consummation of the merger, each NetGenesis share will be converted into the right to receive .097 shares of SPSS common stock. The acquisition is expected to be completed before December 31, 2001, subject to the timing and effective dates of certain regulatory items. Pursuant to the terms of the Merger Agreement, all outstanding options to purchase the Company’s common stock will become fully vested and exercisable prior to the closing of the Merger, and such options will be converted into economically equivalent options to purchase SPSS common stock.

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

     Since inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for engineering, sales and marketing and professional services departments, and to establish an administrative organization. As a result, we have incurred net losses in each fiscal quarter since December 31, 1994 and, as of September 30, 2001, had an accumulated deficit of $90.2 million. We anticipate that our operating expenses will decrease over the next several quarters, but will increase in the long-term as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden professional consulting services and support, and improve operational and financial systems. We expect that these operating expenses, as well as anticipated capital expenditures, will constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow from operations, and may not achieve or sustain profitability or positive cash flow from operations.

     We have recorded deferred stock-based compensation related to grants of stock options. This amount represents the difference between the exercise price of these stock option grants and the amount subsequently determined to be the fair market value of the underlying common stock for financial reporting purposes at the time of grant. Of this amount, approximately $387,000 was amortized in the quarter ended September 30, 2001 and $1.2 million was amortized in the nine months ended September 30, 2001. In addition, we recorded amortization of stock-based compensation of $287,000 related to stock issued in connection with the acquisition of a German distributor of software in October 2000 during the quarter ended September 30, 2001 and $861,000 during the nine months ended September 30, 2001. On July 25, 2001, the Company issued to certain of its employees 1,638,276 shares of restricted stock subject to vesting over time dependent upon the employees continued service to the Company. The vesting schedules vary by employee but average approximately three to four years. Each employee who received this restricted stock also agreed to the cancellation of certain stock options held by him or her. In connection with issuance, the Company recorded unearned compensation for restricted stock grants below fair market value of $947,000. During the quarter ended September 30, 2001, the Company recorded stock-based compensation expense of $361,000 related to the restricted stock. The Company is recognizing this compensation expense over the vesting period of the restricted stock. A total of $4.6 million of stock-based compensation will be amortized ratably over the remaining vesting periods of the stock and options, generally four years or less, which will affect reported results of operations through 2003.

Results of Operations

     Total Revenue. Total revenue decreased by $3.7 million, or 55%, to $3.0 million for the quarter ended September 30, 2001 from $6.7 million for the quarter ended September 30, 2000. Total revenue decreased by $5.3 million, or 32%, to $11.0 million for the nine months ended September 30, 2001 from $16.3 million for the nine months ended September 30, 2000. One customer accounted for more than 10% of revenue for the quarter ended September 30, 2001. A different customer accounted for more than 10% of revenue for the quarter ended September 30, 2000. No customer accounted for more than 10% of revenue for the nine months ended September 30, 2001 or September 30, 2000, respectively.

     Product Revenue. Product revenue decreased by $3.3 million, or 84%, to $636,000 for the quarter ended September 30, 2001 from $3.9 million for the quarter ended September 30, 2000. Product revenue decreased by $5.9 million, or 64%, to $3.4 million for the nine months ended September 30, 2001 from $9.2 million for the nine months ended September 30, 2000. The decline was largely caused by a downturn in spending on information technology focused on the internet in the United States and Europe, which adversely affected product license sales, and, to a lesser extent, the tragic events of September 11. Product revenue as a percentage of total revenue decreased to 21% for the quarter ended September 30, 2001 from 58% for the quarter ended September 30, 2000. Product revenue as a percentage of total revenue decreased to 31% for the nine months ended September 30, 2001 from 57% for the nine months ended September 30, 2000. Although product revenue for the period ended September 30, 2001 was lower than historical periods, we believe that product revenue will represent a majority of our revenues in future periods once spending on information technology focused on the internet returns to more historical levels in the United States and Europe.

     Service Revenue. Service revenue decreased by $417,000, or 15%, to $2.4 million for the quarter ended September 30, 2001 from $2.8 million for the quarter ended September 30, 2000. Service revenue increased by $616,000, or 9%, to $7.6 million for the nine months ended September 30, 2001 from $7.0 million for the nine months ended September 30, 2000. Approximately $774,000 of the decrease in the dollar amount of service revenue for the quarter ended September 30, 2001 was attributable to decreased implementation and consulting services chiefly in connection with a reduced number of product license sales compared to the same period a year ago. An increase of $357,000 from the sales of maintenance contracts associated with higher dollar value sales of software licenses in prior periods partially offset the decrease in consulting revenue for the quarter. Approximately $1.5 million of the increase in service revenue for the nine months ended September 30, 2001 was attributable to an increase in sales of maintenance contracts associated with higher dollar value sales of software licenses in prior periods. This was offset by a decrease of $918,000 in implementation and consulting services chiefly in connection with a lower number of product license sales.

     Cost of Product Revenue. Cost of product revenue consists primarily of royalties associated with third-party software embedded in our software products and software product costs, such as user manuals, packaging and media costs. Cost of product revenue decreased by $142,000, or 64%, to $80,000 for the quarter ended September 30, 2001 from $222,000 for the quarter ended September 30, 2000. Cost of product revenue decreased by $125,000, or 23%, to $416,000 for the nine months ended September 30, 2001 from $541,000 for the nine months ended September 30, 2000. The decrease was attributable to decreased printing and reproduction costs and royalties. Cost of product revenue as a percentage of product revenue increased to 13% for the quarter ended September 30, 2001 from 6% for the quarter ended September 30, 2000. Cost of product revenue as a percentage of product revenue increased to 12% for the nine months ended September 30, 2001 from 6% for the nine months ended September 30, 2000. The increase is due to fixed printing and reproduction costs incurred on comparatively lower software license sales. We expect printing and reproduction costs to increase at a slower rate in proportion to software license sales in future quarters.

     Cost of Service Revenue. Cost of service revenue consists primarily of salaries, benefits and associated overhead costs of our professional services organization. Cost of service revenue, excluding stock-based compensation, decreased by $775,000, or 28%, to $1.9 million for the quarter ended September 30, 2001 from $2.7 million for the quarter ended September 30, 2000. Cost of service revenue, excluding stock-based compensation, increased by $1.0 million or 15%, to $8.0 million for the nine months ended September 30, 2001 from $7.0 million for the nine months ended September 30, 2000. Approximately $565,000 of the decrease for the quarter ended September 30, 2001 can be attributed to a decrease in personnel costs including salaries, variable compensation, and employee benefits. Another $175,000 of the decrease for the quarter ended September 30, 2001 is attributable to decreased professional service fees for third-party consultants. The balance of the decrease for the quarter ended September 30, 2001 is attributable to decreased operating costs. Approximately $691,000 of the increase for the nine months ended September 30, 2001 can be attributed to an increase in personnel costs including salaries, variable compensation, and employee benefits incurred during the first six months of the comparable periods. Another $478,000 of the increase for the nine months ended September 30, 2001 is attributable to an increase in allocated facilities costs. This was offset by a decrease in professional service fees for third-party consultants and other operating costs. Cost of service revenue, excluding stock-based compensation, as a percentage of service revenue decreased to 82% for the quarter ended September 30, 2001 from 97% for the quarter ended September 30, 2000. This decrease is due mainly to the decrease in personnel costs and professional fees for third-party consultants. Cost of service revenue, excluding stock-based compensation, as a percentage of service revenue increased to 105% for the nine months ended September 30, 2001 from 100% for the nine months ended September 30, 2000. This increase is due mainly to an increase in allocated facilities costs, as well as increased personnel costs.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel costs, including related overhead costs and commissions, as well as travel and entertainment expenses, trade show and other promotional expenses, advertising, and other marketing costs. Sales and marketing expenses, excluding stock-based compensation, decreased by $1.3 million, or 25%, to $4.0 million for the quarter ended September 30, 2001 from $5.4 million for the quarter ended September 30, 2000. Sales and marketing expenses, excluding stock-based compensation, increased by $3.0 million, or 21%, to $17.7 million for the nine months ended September 30, 2001 from $14.6 million for the nine months ended September 30, 2000. Approximately $1.1 million of the decrease for the quarter ended September 30, 2001 is attributable to decreased personnel-related costs associated with decreased headcount in our sales and marketing organizations and related decreases in incentive compensation paid to sales personnel. The balance of the decrease for the quarter ended September 30, 2001 is attributable to decreased marketing expenses. Approximately $2.0 million of the increase for the nine months ended September 30, 2001 is attributable to increased personnel-related costs associated with increased headcount in our sales and marketing organizations and related increases in incentive compensation paid to sales personnel incurred during the first six months of the comparable periods. The balance of the increase for the nine months ended September 30, 2001 is approximately $792,000 for the increase in allocated facilities costs and $245,000 for increased marketing-related expenses. Sales and marketing expenses, excluding stock-based compensation, as a percentage of total revenue increased to 133% for the quarter ended September 30, 2001 from 80% for the quarter ended September 30, 2000. Sales and marketing expenses, excluding stock-based compensation, as a percentage of total revenue increased to 160% for the nine months ended September 30, 2001 from 90% for the nine months ended September 30, 2000. The increase for the quarter ended September 30, 2001 was due to lower than expected product revenue. The increase for the nine months ended September 30, 2001 was due to the hiring of additional personnel, increased facilities costs and greater marketing expenses associated with lead generation efforts, as well as lower than expected product revenue. We expect that sales and marketing expenses will stabilize or decrease in the near term, and in the long-term, increase in dollar amount due to increased commissions associated with higher revenues, continued investment in international distribution capability, and support for new product launches, brand awareness programs, international expansion and lead generation efforts.

     Research and Development Expenses. Research and development expenses consist primarily of salaries, benefits and related overhead costs attributable to our research and development organization, as well as the cost of consultants. Research and development expenses, excluding stock-based compensation, decreased by $526,000, or 19%, to $2.2 million for the quarter ended September 30, 2001 from $2.7 million for the quarter ended September 30, 2000. Research and development expenses, excluding stock-based compensation, decreased by $212,000, or 3%, to $7.5 million for the nine months ended September 30, 2001 from $7.7 million for the nine months ended September 30, 2000. The decreases in research and development expenses in absolute dollar amounts were primarily attributable to a decrease in personnel-related costs associated with decreased headcount of $328,000 and $208,000 for the quarter ended and nine months ended September 30, 2001, respectively. An additional $343,000 and $680,000 of the decrease of the quarter and nine months ended September 30, 2001 can be attributed to a reduction in the cost of external consultants. This was offset by an increase in facilities costs of $291,000 and $890,000 for the quarter ended and nine months ended September 30, 2001, respectively. The balance of the decrease is attributable to decreased operating expenses. Research and development expenses, excluding stock-based compensation, as a percentage of total revenue increased to 73% for the quarter ended September 30, 2001 from 40% for the quarter ended September 30, 2000. Research and development expenses, excluding stock-based compensation, as a percentage of total revenue increased to 68% for the nine months ended September 30, 2001 from 47% for the nine months ended September 30, 2000. The increase as a percentage of revenue is primarily due to increased facilities costs, as well as lower than expected product revenue. We believe that research and development expenses will stabilize or decrease in the near term, and in the long-term increase in dollar amount as revenues return to historical growth levels.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries, benefits and overhead costs associated with our executive, finance, human resource, legal, accounting and internal information system functions. General and administrative expenses, excluding stock-based compensation, increased by $206,000, or 12%, to $1.9 million for the quarter ended September 30, 2001 from $1.7 million for the quarter ended September 30, 2000. General and administrative expenses, excluding stock-based compensation, increased by $1.8 million, or 37%, to $6.8 million for the nine months ended September 30, 2001 from $4.9 million for the nine months ended September 30, 2000. Contributing to the increase was $8,000 and $459,000 for the quarter and nine months ended September 30, 2001, respectively, due to an increase in the provision for bad debt. An additional $319,000 and $1.0 million of the increases for the quarter and nine months ended September 30, 2001 was attributable to increased professional services costs, as well as an increase in allocated facilities costs. These increases were offset by reductions in personnel-related costs associated with decreased headcount. General and administrative expenses, excluding stock-based compensation, as a percentage of total revenue increased to 63% for the quarter ended September 30, 2001 from 25% for the quarter ended September 30, 2000. General and administrative expenses, excluding stock-based compensation, as a percentage of total revenue increased to 61% for the nine months ended September 30, 2001 from 30% for the nine months ended September 30, 2000. The increase is primarily due to the provisions for bad debt, professional services costs and allocated facilities costs, as well as lower than expected product revenue. We expect that general and administrative expenses will stabilize or decrease in the near-term, and in the long-term increase in dollar amount as we expand our operations and infrastructure to support future growth.

     Stock-based Compensation. We incurred stock-based compensation expense of $1.0 million and $543,000 for the quarters ended September 30, 2001 and 2000, respectively. We incurred stock-based compensation expense of $2.5 million and $2.1 million for the nine months ended September 30, 2001 and 2000, respectively. Amortization of deferred stock-based compensation recognized for the three months ended September 30, 2001 and 2000 was $387,000 and $492,000, respectively. Amortization of deferred stock-based compensation recognized for the nine months ended September 30, 2001 and 2000 was $1.2 million and $1.4 million, respectively. Amortization of the deferred expense is attributable to the issuance of stock options with exercise prices less than the amount subsequently determined to be the fair market value of the underlying stock for financial reporting purposes on the date of grant. These options generally vest over four years or less. In addition, during the three months ended September 30, 2000, we recorded stock-based compensation expense of $51,000 related to separation agreements entered into with former employees. During the nine months ended September 30, 2000, we recorded stock-based compensation expense of $733,000 related to separation agreements entered into with former employees. During the quarter ended September 30, 2001, $287,000 of stock-based compensation expense was attributable to stock granted in connection with the acquisition of a German distributor of software in October 2000. During the nine months ended September 30, 2001, $861,000 of stock-based compensation expense was attributable to stock granted in connection with the same acquisition. On July 25, 2001, the Company issued to certain of its employees 1,638,276 shares of restricted stock subject to vesting over time dependent upon the employees continued service to the Company. The vesting schedules vary by employee but average approximately three to four years. Each employee who received this restricted stock also agreed to the cancellation of certain stock options held by him or her. In connection with issuance, the Company recorded unearned compensation for restricted stock grants below fair market value of $947,000. During the quarter ended September 30, 2001, the Company recorded $361,000 of stock-based compensation expense related to restricted stock grants. The Company is recognizing this compensation expense over the vesting period of the restricted stock. The remaining deferred compensation expense of approximately $4.6 million will be amortized ratably over the remaining vesting periods of the stock and options, and will affect reported results of operations through 2003.

     Amortization of Intangibles. We incurred amortization of intangible assets of $83,000 and $250,000 for the quarter ended and nine months ended September 30, 2001, respectively. Amortization of intangibles is related to our acquisition of a German distributor of software in October 2000.

     Restructuring Charges. We incurred restructuring charges of $2.6 million and $5.1 million for the quarter and nine months ended September 30, 2001 related to reductions in our workforce and consolidation of excess facilities. Of the $2.6 million charge, $646,000 consisted of severance pay, taxes, benefits, and other terminating costs for 46 people. The remaining $2.0 million was related to the consolidation of excess leased facilities and a write-down of the remaining leasehold improvements for those facilities. The $5.1 million charge consisted of $1.1 million of severance pay, taxes, benefits, and other terminating costs. The remaining $4.0 million was allocated to the consolidation of excess leased facilities and a write-down of the remaining leasehold improvements for those facilities.

     Other Income. Other income consists of interest income, interest expense, other income and expenses, foreign exchange gains and losses, and realized gain or loss on the sale of marketable securities or the disposal of property, plant or equipment. Other income decreased by $712,000 to $371,000 for the quarter ended September 30, 2001 from $1.1 million in the quarter ended September 30, 2000. Other income decreased by $2.5 million to $1.2 million for the nine months ended September 30, 2001 from $3.7 million in the nine months ended September 30, 2000. The decrease is primarily due to lower interest income earned on smaller average outstanding cash and investment balances during the quarter and nine months ended September 30, 2001. Additionally, approximately $1.1 million of the period-to-period decrease for the nine months ended September 30, 2001 is attributable to realized gains on marketable securities sold in the quarter ended March 31, 2000.

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

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 for the fiscal year beginning after December 15, 2001 and does not believe it will have a significant impact on its consolidated financial statements.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through private sales of preferred stock, which generated net proceeds of $35.0 million, and with the net proceeds of $80.3 million from our initial public offering in February 2000. To a lesser extent, we have financed our operations through debt and lease financing. As of September 30, 2001, we had $36.5 million in cash and cash equivalents, restricted cash, and short and long-term investments, a decrease of $18.4 million from $54.9 million as of December 31, 2000. Of the $36.5 million and $54.9 million in cash and cash equivalents, restricted cash, and short and long-term investments on September 30, 2001 and December 31, 2000, respectively, $1.7 million is restricted cash that serves as collateral for our obligations under the lease of our headquarters in Cambridge, Massachusetts and is classified on the balance sheet as a long-term other asset.

     We used $18.6 million of cash in operations in the nine months ended September 30, 2001 compared to $17.8 million in the nine months ended September 30, 2000. For the nine months ended September 30, 2001, cash used in operating activities was primarily due to our net operating loss of $36.0 million. Our net cash outflow from operating activities was offset by changes in our working capital balances such as a decrease in accounts receivable of $5.8 million and increases in accrued expenses of $4.2 million and accounts payable of $551,000. Other non-cash charges such as $3.6 million for depreciation and amortization, $854,000 for the non-cash portion of restructuring charges, and $2.5 million for stock-based compensation also offset cash used in operating activities.

     Our investing activities resulted in net cash provided of $13.7 million for the nine months ended September 30, 2001 and net cash used of $60.9 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, $15.9 million of cash was provided by the net purchases and sales of short-term investments and marketable securities, offset by restricted cash needs of $1.6 million and further reduced by $699,000 used to purchase fixed assets. For the nine months ended September 30, 2000, approximately $51.2 million of cash was used for the net purchases and sales of short-term investments and marketable securities, approximately $8.1 million for capital expenditures, and approximately $1.7 million for restricted cash purposes.

     Capital expenditures were $699,000 for the nine months ended September 30, 2001 and $8.1 million for the nine months ended September 30, 2000. Our capital expenditures consist primarily of purchases of property and equipment, including computer equipment and software and leasehold improvements. We expect that our capital expenditures will increase in the future as we continue to enhance and expand our information systems.

     Cash provided by financing activities was $1.0 million for the nine months ended September 30, 2001 and $80.0 million for the nine months ended September 30, 2000. The principal source of financing for the nine months ended September 30, 2000 was our initial public offering in February 2000. The principle sources of financing for the nine months ended September 30, 2001 were three sale and leaseback transactions in which we sold certain fixed assets to a third party for $2.9 million and subsequently leased the property back from the same party. Also contributing to the net cash provided by financing activities during the nine months ended September 30, 2001 were proceeds received from our employee stock purchase plan of $140,000 and the exercise of stock options of $102,000. This was offset by principal payments on capital leases and debt of $2.1 million.

     We are a party to a subordinated debt agreement under which we have obtained a term loan of $3.0 million and an equipment line of credit of up to $1.0 million. The term loans and the equipment line are payable in 36 monthly installments. As of September 30, 2001, we had $453,000 outstanding under the term loan agreement and $433,000 outstanding under the equipment line. No additional amounts are available for borrowing under the term loan agreement. In order to lease additional equipment under the equipment line of credit, we must not be in default under the equipment line or under any other agreement, and there must not have been a material change in our credit standing or in our ability to perform our obligations under the equipment line. We believe we were in compliance with these conditions as of September 30, 2001.

     In March 2001, we entered into two separate sale and leaseback agreements in which certain of our assets, consisting primarily of computer hardware, were sold to a third party and subsequently leased back to us. The lease terms are 24 and 36 months, respectively. Both leases have been accounted for as capital leases on the balance sheet. As of September 30, 2001, the outstanding balances on these two leases are $1.1 million and $990,000, respectively. Related to these transactions, we recorded a deferred gain of $437,000, which is being recognized ratably over the term of the lease through other income.

     In August 2001, we entered into another sale and leaseback agreement in which certain of our assets, consisting primarily of computer hardware, were sold to a third party and subsequently leased back to us. The lease term is 36 months. This lease has been accounted for as a capital lease on the balance sheet. As of September 30, 2001, the outstanding balance on this lease is $143,000.

     While we anticipate that our operating expenses will stabilize or decrease in the short-term, over the long-term we expect to experience growth in operating expenses in order to execute our business plan, particularly research and development and sales and marketing expenses. As a result, we anticipate that our operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of or investments in complementary products, services, businesses, or technologies. We believe that our existing cash resources will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may find it necessary to obtain additional equity or debt financing. Any needed financing may not be available to us on commercially reasonable terms, if at all.

     On October 29, 2001 the Company announced that it had signed a definitive agreement pursuant to which SPSS, Inc. (Nasdaq:SPSS) will acquire NetGenesis in a stock transaction designed to qualify as a tax-free reorganization, subject to usual and customary closing conditions, and approval from the Company’s shareholders. Upon consummation of the merger, each NetGenesis share will be converted into the right to receive .097 shares of SPSS common stock. The acquisition is expected to be completed before December 31, 2001, subject to the timing and effective dates of certain regulatory items. Pursuant to the terms of the Merger Agreement, all outstanding options to purchase the Company’s common stock will become fully vested and exercisable prior to the closing of the Merger, and such options will be converted into economically equivalent options to purchase SPSS common stock.

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

Our limited operating history makes it difficult to predict our future operations

     Although we were formed in 1994, our current business operations have a limited history. We introduced the first version of our NetGenesis product (then called net.Analysis), and related product and services, in January 1996 and recorded our first revenue from this product and related services in February 1996. Accordingly, there is limited information about our company with which to evaluate our business and prospects. Before making any investment decision with respect to our common stock, consideration should be given to the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet.

We have a history of losses, expect to incur substantial losses and negative operating cash flows and may not achieve or maintain profitability in the future

     We have not achieved profitability since our inception in 1994. As a result of ongoing operating losses, we had an accumulated deficit of $90.2 million at September 30, 2001. We expect to continue to incur losses and negative cash flow from operations in the near term. While we expect operating expenses and capital expenditures to stabilize or decrease in the near term, we will need to generate significant revenue to achieve profitability. Recently, our revenues have declined dramatically. We may be unable to achieve or maintain profitability or positive cash flows from operations on a quarterly or annual basis in the future. Our failure to achieve or maintain profitability or positive cash flows may materially and adversely affect the market price of our common stock.

If revenues do not meet internal or analyst expectations, we might be required to implement additional expense reduction programs, which could cause significant strain on remaining personnel and adversely affect our results of operations

     Our personnel and expense levels are planned to support anticipated levels of sales of our products and services. In April and July 2001, we announced that we had reduced expenses by means of employee terminations and facilities consolidations. If revenues do not meet internal or analyst expectations, we might be required to implement further expense reduction programs, which could include additional reductions in our headcount. In such circumstances, the remaining personnel could feel significant strain in performing their roles and responsibilities, and our ability to support and sell our products and to develop new and enhanced products could be adversely affected.

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

     If our revenue or results of operations fall below the expectations of securities analysts or investors, the market price of our common stock would likely fall. We budget our expenses in part according to the revenue we forecast. A significant percentage of our expenses, particularly salaries and rent, are relatively fixed. As a result, if our revenue falls below our expectations, we may be unable to curtail our expenses quickly enough to avoid losses greater than expected. As a result, our results of operations have recently been and in the future may be volatile and difficult to predict. We do not believe that period-to-period comparisons of our revenue and operating results are necessarily meaningful. You should not rely on the results of any one quarter or series of quarters as an indication of future performance.

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

Most of our revenue each quarter is derived from a small number of large orders. If we fail to complete enough large orders in any quarter, our revenue could be significantly lower than expected

     We derive a significant portion of our revenue in each quarter from a small number of large orders. For example, during the quarters ended September 30, 2001 and 2000, at least one customer accounted for more than 10% of our total revenue. Our quarterly operating results would be adversely affected if we were unable to complete one or more large orders in any quarter.

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

     To date, we have derived the substantial majority of our revenue from the efforts of our direct sales force. To increase our revenue, we believe we must therefore increase the productivity of our direct sales force. However, the technical nature of our products and other factors can cause significant delays in the time it takes our newly-hired direct sales representatives to become productive. Because a significant portion of our direct sales force is relatively new, this lag in productivity may make it difficult for us to meet our sales targets. In addition, the competition for qualified sales personnel may make it difficult for us to retain the direct sales personnel we have hired or may hire in the future, and significant attrition in our direct sales force would also have a negative effect on our ability to meet revenue goals.

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

Because there is intense competition for qualified personnel in our industry, we may not be able to recruit or retain the personnel we need, which could adversely affect our ability to achieve our business objectives

     Our ability to achieve our business objectives could be adversely affected if we cannot identify, attract, hire, train, retain and motivate our personnel. Many other employers are able to offer significantly more attractive compensation and benefits than we do. We may be unable to recruit and retain the personnel we need. In addition, a significant portion of our employees' compensation is in the form of stock options at exercise prices significantly above current market value. This may affect our ability to retain these employees. Our business would be seriously harmed if we are unable to retain our existing employees or to hire highly qualified replacements.

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

Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company

     Provisions of our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or change of control that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	authorizing the issuance of “blank check” preferred stock

•	providing for a classified board of directors with staggered, three-year terms

•	providing that directors may only be removed for cause by a two-thirds vote of stockholders

•	limiting the persons who may call special meetings of stockholders

•	prohibiting stockholder action by written consent

•	establishing advance notice requirements for nominations for election to the board of directors and for proposing matters to be submitted to a stockholder vote

     Delaware law may also discourage, delay or prevent someone from acquiring or merging with our company or obtaining control of our company.

A large percentage of our outstanding common stock is held by a small number of investors, which creates low trading volume in our stock, for which even relatively small trades could cause fluctuations in the price of our stock

     As of November 7, 2001, our common shares issued and outstanding totaled 23,601,102. A significant portion of this amount is held by a small number of investors, which limits the amount of trading volume in the public market. Because of this limited liquidity, even relatively small volumes of stock traded over a short period of time could create a large supply of stock with limited demand, causing an adverse affect on the value of our common stock.

Our common stock may not continue to trade on the NASDAQ National Market, which could reduce the value of your investment and make your shares more difficult to sell.

     In order for our common stock to trade on the NASDAQ National Market, we must continue to meet the listing standards of that market. Among other things, those standards require that our common stock maintain a minimum closing bid price of at least $1.00 per share. Recently, our common stock has traded at prices below $1.00. NASDAQ has recently suspended enforcement of the $1.00 minimum but there can be no assurance that such suspension will remain in effect. If our common stock does not maintain the minimum closing bid price, NASDAQ may remove it from the NASDAQ National Market. The removal of our common stock from the NASDAQ National Market could hinder your ability to sell, or obtain an accurate quotation for the price of, your shares of our common stock. Removal could also adversely affect the perception among investors of us and our prospects, which could lead to further declines in the market price of our common stock. Removal would also make it more difficult and expensive for us to raise capital. In addition, removal might subject us to an SEC rule that could adversely affect the ability of broker-dealers to sell or make a market in our common stock, thus hindering your ability to sell your shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to the impact of interest rate changes, foreign currency fluctuation, and changes in the market values of our investments.

Interest Rate Risk

     Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. As of September 30, 2001, we had cash and cash equivalents of $11.6 million and short-term investments and marketable securities of $22.8 million. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in cash and cash equivalents, which consist of financial instruments with purchased maturities of three months or less, and short and long-term investments, which consist of debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. We protect and preserve our invested funds by seeking to limit default, market and reinvestment risk. Our investment policy allows us to invest in a portfolio with a maximum average maturity of three months and a maximum maturity on any one security of two years. Investment in both fixed rate and floating rate interest-earning instruments carries a degree of interest rate risk. The fair market value of fixed rate securities may be adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Based upon our current balance of cash and cash equivalents and short-term investments and marketable securities, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $172,000. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Foreign Currency Risk

     The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in Canada, Germany and the United Kingdom and conduct transactions in the local currency of each location. The impact of fluctuations in the relative value of other currencies was not material for the three months ended September 30, 2001. We do not use derivative financial instruments, which are ineligible investments under our investment policy guidelines.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are not involved in any legal proceedings that are material to our business or financial condition.

Item 2. Change in Securities and Use of Proceeds

     d.     Use of Proceeds from Sale of Registered Securities.

     On February 29, 2000 we completed an initial public offering of our common stock, $0.001 par value. The managing underwriters in the offering were Chase Securities, Inc., Deutsche Bank Securities, Inc., and U.S. Bancorp Piper Jaffray, Inc. (the “Underwriters”). The shares of common stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (the “Registration Statement”) (File No. 333-93335) that was declared effective by the Securities and Exchange Commission on February 28, 2000. The offering commenced on February 29, 2000, on which date the 4,887,500 shares of common stock registered under the Registration Statement (including 637,500 shares issued upon exercise of the underwriters’ over-allotment option) were sold at a price of $18.00 per share. The aggregate underwriting discounts and commissions to the Underwriters were $6.2 million and our aggregate net proceeds were approximately $80.3 million after deducting offering expenses of $1.5 million. Through

September 30, 2001, we have applied the net proceeds of the offering approximately as follows: $29.8 million for working capital; $10.3 million for purchases of fixed assets; $1.2 million for acquisition related costs and, $3.4 million for the repayment of principal on our indebtedness and capital lease obligations. The balance of the net proceeds, in the amount of $35.6 million, has been invested in temporary investments, consisting primarily of high-grade government agency and corporate bonds, pending their future application.

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

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     On October 28, 2001, the Company entered into a definitive agreement pursuant to which SPSS Inc., a Delaware corporation (“SPSS”), will acquire NetGenesis in a stock for stock merger in which NetGenesis will merge with a newly-formed, wholly-owned subsidiary of SPSS. As a result of the merger, NetGenesis will become a wholly-owned subsidiary of SPSS.

     Subject to the timing of certain regulatory items, it is currently anticipated that the merger will be completed during the fourth quarter of 2001. Prior to completing the merger, NetGenesis will be required to convene a special meeting of the NetGenesis stockholders for the purpose of considering and voting upon a proposal to approve the merger. As of October 26, 2001, NetGenesis had obtained the agreement of approximately 34% of it stockholders to vote in favor of the merger and to approve and adopt the documents required to be executed in connection therewith. Although the date of the special meeting has not been established, NetGenesis plans to convene the special meeting during the month of December, 2001. The merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

     The terms of the merger are set forth in an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that:

•	each share of NetGenesis common stock outstanding at the effective time of the merger will be converted into 0.097 shares of SPSS common stock; and

•	each outstanding option or other right to acquire shares of NetGenesis common stock granted under either a NetGenesis employee stock option plan or the merger agreement pursuant to which NetGenesis previously acquired e-dynamics, GmbH will be converted into a right to acquire 0.097 shares of SPSS common stock on economically equivalent terms and conditions.

SPSS currently estimates that it may issue approximately 2.4 million shares of SPSS common stock in connection with the merger. Based upon the closing price for SPSS common stock on Friday, October 26, 2001, the approximate value of the transaction is $44.6 million.

     Consummation of the merger is subject to satisfaction of the following conditions:

•	the adoption of the Merger Agreement by the NetGenesis stockholders at a special meeting to be called for that purpose;

•	the effectiveness of a registration statement to be filed by SPSS to register the issuance of the shares of SPSS common stock to be issued in connection with the merger under the Securities Act of 1933;

•	the listing of the shares of SPSS common stock to be issued in connection with the merger on the NASDAQ national market;

•	the absence since June 30, 2001 of a material adverse effect with respect to either SPSS or NetGenesis; and

•	the absence of any material legal impediment to the consummation of the merger by either SPSS or NetGenesis.

     In addition to the above conditions, either party may terminate the Merger Agreement prior to consummation of the merger if:

•	the representations and warranties of the other party prove to be untrue in any material respect;

•	the other party shall fail to perform the obligations to be performed by it prior to the consummation of the merger in any material respect;

•	the merger has not been consummated by January 26, 2002 (unless certain regulatory items are responsible for the delay in which case the date may be extended but not beyond 130 days after the date of the Merger Agreement); or

•	NetGenesis’ board of directors withdraws its recommendation of the merger.

     SPSS and NetGenesis have agreed that in the event the merger is not consummated and the failure is due to a wrongful act of one of the parties, the party whose wrongful act is responsible for the failure shall pay the other party a break-up fee equal to 2% of the then-current estimate of the value of the transaction. NetGenesis will also become liable for an additional penalty equal to 1% of the then-current estimate of the value of the transaction if the Merger Agreement is terminated to allow NetGenesis to pursue any other acquisition proposal.

     The merger will synergize NetGenesis’ technology and expertise for Web-centric data analysis with SPSS’ data mining and predictive analytics capabilities for data warehouses, call centers, and marketing automation systems.

     The combination of SPSS’ and NetGenesis’ respective technology and expertise will deliver the first enterprise analytical CRM solution providing online and offline data analysis with a broad range of predictive analytics. SPSS has developed and acquired an extensive set of highly scalable analytical technologies over its 30-plus year history. The merger expands SPSS’ offerings to include a new, more powerful set of online analytical capabilities while allowing SPSS to offer the best of online and offline data analysis in one comprehensive offering.

     SPSS, headquartered in Chicago, Illinois, is a worldwide provider of analytical technology that enables organizations to manage the future. SPSS’ solutions and products improve companies’ decision-making capabilities by allowing them to learn from the past, understand the present and anticipate future problems and opportunities. SPSS brings its analytical technology to the market through five divisions: (i) CustomerCentric Solutions (offering integrated analytical CRM solutions), (ii) SPSS BI (offering data mining and statistical products and services), (iii) ShowCase (offering end-to-end business intelligence solutions for customers running critical IBM®eServer Iseries™ or AS/400® applications), (iv) SPSS MR (offering analytical solutions in the market research industry) and (v) SPSS Enabling Technologies (offering integration of SPSS technologies in third party solutions).

     The first division of SPSS, CustomerCentric Solutions, extends SPSS’ expertise in analytical technology and enterprise-wide solutions to help companies derive greater value from their customer relationship management initiatives. The division’s flagship offering, CustomerCentric, helps companies manage their customers and optimize revenue by increasing (i) the number of customers such companies maintain, (ii) the value of such companies’ customers and (iii) the loyalty of such companies’ customers. CustomerCentric aligns organizations around their customers, affords such companies a better understanding of their customers and fosters more effective interactions between such companies and their customers. Worldwide, leading enterprises throughout the e-business, finance, retail and telecommunications industries rely on the analytic power of CustomerCentric to discover what their customers want and to predict what their customers will do next.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated October 28, 2001, by and among SPSS Inc., Red Sox Acquisition Corp. and NetGenesis Corp.
*3.1	Amended and Restated Certificate of Incorporation of NetGenesis Corp., as currently in effect
*3.2	Amended and Restated By-Laws of NetGenesis Corp.
*3.3	Specimen certificate for common stock of NetGenesis Corp.
**10.1	NetGenesis Corp. 1999 Stock Incentive Plan, as amended
**10.2	NetGenesis Corp. 1999 Employee Stock Purchase Plan, as amended

*	Incorporated by reference to our Registration Statement on Form S-1, File No. 333-93335.

**	Incorporated by reference to our Proxy Statement relating to our Annual Meeting of Stockholders held on June 6, 2001, as filed on April 26, 2001 pursuant to Section 14(A) of the Securities Exchange Act of 1934.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, NetGenesis Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Massachusetts, as of November 13, 2001.

NETGENESIS CORP

BY: /s/ Christopher A. Hanson

Christopher A. Hanson Chief Financial Officer, Executive Vice President, and Treasurer (duly authorized officer and principal financial officer)

Date: November 13, 2001